Form 10-Q
period 2022-03-31
Bright Green Corp
filed 2022-06-07
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-41395

BRIGHT GREEN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-4600841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Las Olas Blvd. Suite 1400 Ft. Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 370-1140

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BGXX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 6, 2022 there were 159,818,490 shares of the registrant’s common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “continues,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. They appear in a number of places throughout this Quarterly Report on Form 10-Q, and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, future acquisitions and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Quarterly Report on Form 10-Q.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The matters summarized under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

In light of these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments, except as required by applicable law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

ii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

BRIGHT GREEN CORPORATION

Condensed Balance Sheets

As at March 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$648,176	1,282,565
Prepaid expense and other assets	120,560	168,226
Total current assets	768,736	1,450,791

Property, plant, and equipment (Note 6)	7,959,223	7,328,764
Intangible assets (Note 7)	1,000	1,000

Total assets	$8,728,959	8,780,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$739,907	149,935
Accrued liabilities	52,805	18,027
Due to related party (Note 9)	392,194	-
Total current liabilities	1,184,906	167,962

Due to related party (Note 9)	-	392,194
Total liabilities	1,184,906	560,156

STOCKHOLDERS’ EQUITY
Common stock; $.0001 par value; 200,000,000 stock authorized; 157,557,000 and 157,544,500 stock issued and outstanding at March 31, 2022 and December 31, 2021, respectively (Note 8)	15,755	15,754
Additional paid-in capital (Note 8)	14,668,388	14,618,389
Accumulated deficit	(7,140,090)	(6,413,744)
Total stockholders’ equity	7,544,053	8,220,399

Total liabilities and stockholders’ equity	$8,728,959	8,780,555

Contingencies (Note 10)
Subsequent events (Note 11)

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

	Three Months Ended
	March 31, 2022	March 31, 2021

Revenue	$-	-

Expenses

General and administrative expenses:	534,540	324,170
Depreciation	191,806	185,371
Total operating expenses	726,346	509,541

Loss before income taxes	(726,346)	(509,541)

Income tax expense	-	-

Net loss and comprehensive loss	$(726,346)	(509,541)

Weighted Average common shares outstanding - basic and diluted	157,555,074	156,153,732

Net loss per common share - basic and diluted	$-	-

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

	Three Months Ended March 31, 2022
	Common Stock		Common Stock	Additional paid-in	Accumulated	Total
	Shares	Amount	to be issued	capital	deficit	equity
Balance at December 31, 2021 (Audited)	157,544,500	$15,754	-	14,618,389	(6,413,744)	8,220,399
Common stock issued for cash (Note 8)	12,500	1	-	49,999	-	50,000
Net loss	-	-	-	-	(726,346)	(726,346)
Balance at March 31, 2022	157,557,000	$15,755	-	14,668,388	(7,140,090)	7,544,053

	Three Months Ended March 31, 2021
	Common Stock		Common Stock	Additional paid-in	Accumulated	Total
	Shares	Amount	to be issued	capital	deficit	equity
Balance at December 31, 2020 (Audited)	156,046,000	$15,605	138,000	10,990,538	(3,923,245)	7,220,898
Common stock issued for services (Note 8)	50,000	5	-	99,995	-	100,000
Common stock issued for cash, received in 2021 (Note 8)	215,000	21	-	429,978	-	429,999
Common stock issued for cash, received in 2020 (Note 8)	69,000	7	(138,000)	137,993	-	-
Net loss	-	-	-	-	(509,541)	(509,541)
Balance at March 31, 2021	156,380,000	$15,638	-	11,658,504	(4,432,786)	7,241,356

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(726,346)	(509,541)

Adjustments to reconcile net cash used in operating activities:
Depreciation	191,806	185,371
Stock-based compensation	-	100,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	47,666	5,535
Accounts payable	589,972	(34,534)
Accrued liabilities	34,778	(12,555)
Net cash provided by (used in) operating activities	137,876	(265,724)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Purchase of property, plant, and equipment	(822,265)	-
Net cash used in investing activities	(822,265)	-

CASH FLOWS FROM FINANCING ACTIVITIES
	-	-
Proceeds from related party	-	9,435
Proceeds from sale of stock	50,000	429,999
Net cash provided by financing activities	50,000	439,434

NET (DECREASE) INCREASE IN CASH	(634,389)	173,710
CASH, BEGINNING OF PERIOD	1,282,565	102,263
CASH, END OF PERIOD	$648,176	275,973

CASH PAID FOR
Interest	$-	-
Taxes	$-	-

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

1.	Description of Business and Organization

Bright Green Corporation (Company) was incorporated on April 16, 2019, under the Delaware General Corporation Law. The Company is located in Grants, New Mexico. The Company holds the land, greenhouse and patents required in the growth, production, and research of medicinal plants.

On May 28, 2019, the Company entered into a merger agreement with Bright Green Grow Innovation, LLC (“BGGI”) (Note 5).

On October 30, 2020, Grants Greenhouse Growers, Inc. (GGGI), a New Mexico corporation, merged with the Company (Note 5).

On November 10, 2020, Naseeb, Inc. (Naseeb), a New Mexico corporation, merged with the Company (Note 5).

As noted in the subsequent events disclosure (Note 11) below, the Company filed a registration statement pursuant to the Securities Act of 1933, as amended (the “Securities Act”) on Form S-1 with the Securities and Exchange Commission (“SEC”), which was declared effective May 13, 2022 (as amended, the “Registration Statement”), and on May 17, 2022 the Company’s common stock commenced trading on the Nasdaq Capital Market under the symbol “BGXX.”

The Company is a start-up company at March 31, 2022 and has no revenue.

The Company’s operations could be significantly adversely affected by the effects of a widespread global outbreak of a contagious disease, including the recent outbreak of respiratory illness caused by COVID-19. The Company cannot accurately predict the impact COVID-19 will have on its operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

2.	Liquidity and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP were omitted pursuant to such rules and regulations. The financial information contained in this report should be read in conjunction with the financial information and notes thereto for the fiscal years ended December 31, 2021 and 2020 filed as a part of the Registration Statement. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022. As of March 31, 2022, the Company had cash of $648,176 compared to $1,282,565 as of December 31, 2021. The decrease of $634,389 in cash was mainly from the use of funds for the construction in progress. This decrease was partly offset by cash received from the sales of common stock of $50,000. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities and an advance from a director. As at March 31, 2022, the Company had a total stockholders’ equity of $7,544,053 (December 31, 2021 - $8,220,399).

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

2.	Liquidity and Basis of Presentation (continued)

The Company is in its initial stages to start building facilities to grow, research and distribute medical plants. The Company has incurred recurring losses from operations, and as at March 31, 2022, had an accumulated deficit of $7,140,090 (December 31, 2021 -$6,413,744) and a negative working capital of $416,170 (December 31, 2021 - working capital of $1,282,829). The Company has also raised $6,000,000 subsequent to March 31, 2022 (Note 11). The Company has sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the condensed financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. During the three months ended March 31, 2022, the Company raised $50,000 through common stock issuances. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors in a timely manner, the Company will explore available options, including but not limited to, an equity backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

The Company does not have any short or long-term contractual purchases with suppliers for future purchases, capital expenditure commitments that cannot be cancelled with minimal fees, non-cancelable operating leases, or any commitment or contingency that would hinder management’s ability to scale down operations and management expenses until funding is raised.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies

A.	Basis of Measurement

The condensed financial statements of the Company have been prepared on an historical cost basis except as indicated otherwise.

B.	Property, Plant, and Equipment

Property is stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, except land, which is not depreciated, is provided using the declining balance method, or straight-line method, with estimated lives as follows:

Building and improvement - declining balance method	10 year life
Fixtures - straight-line method	3 year life

C.	Long-lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires that long-lived assets be reviewed annually for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable; it further requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

D.	Intangible Assets

The Company’s intangible assets consist of certain licenses (Note 5) which will be amortized over the term of each license. The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

E.	Fair Value of Financial Instruments

For certain carrying amounts of the Company’s financial instruments, including cash, other asset, accounts payable, accrued liabilities, and due to related party, the carrying amounts approximate their fair values due to their short-term maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.

The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization, low risk of counterparty default and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. As of March 31, 2022 and December 31, 2021, there were no Level 1 assets or liabilities.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2022 and December 31, 2021, there were no Level 2 assets or liabilities.

Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

F.	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs totaled $6,191 and $nil for the three months ended March 31, 2022 and 2021, respectively.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

G.	Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

H.	Basic and Diluted Earnings (Loss) per share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. The dilutive effect on earnings per share is calculated, presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive.

I.	Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for how public business enterprises report information about operating segments in the Company’s condensed financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in the United States of America and the Company is a start-up company as at March 31, 2022 and 2021 and has no revenue. The Company’s report-able segments and operating segments will include its growth, production and research of medicinal plants operations.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

J.	Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to valuation allowance for deferred tax assets and assignment of the useful lives of property and equipment. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

K.	Stock-based Compensation

The Company accounts for stock-based payments in accordance with the provision of ASC 718, which requires that all stock-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations and comprehensive loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to stock-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

L.	Standards, Amendments, and Interpretations Adopted

In April 2021, The FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. This update is effective for annual periods beginning after December 15, 2021, and interim periods withing those periods, and early adoption is permitted. The Company adopted this accounting policy as of January 1, 2022, which did not significantly impact its condensed financial statements.

M.	Standards, Amendments, and Interpretations Issued but Not Yet Adopted

1)	Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the statement of financial position for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of activities.

In November 2019, the new standard’s effective date was delayed one year to fiscal years beginning after December 15, 2020. In June 2020, the FASB issued ASU 2020-05 to defer the effective date of ASU 2016-02, an additional year to fiscal years beginning after December 15, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Although the Company does not have leases as of March 31, 2022, the Company is currently evaluating the impact of its pending adoption of the new standard on its condensed financial statements.

4.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $398,176 and $1,032,565 in excess of the FDIC insured limit at March 31, 2022 and December 31, 2021, respectively.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

5.	Merger Transactions

A.	Bright Green Grow Innovations, LLC Merger

On May 28, 2019, the Company entered into a merger agreement with BGGI. Pursuant to the merger agreement, BGGI transferred to the Company two parcels of land and a greenhouse building having a total net carrying value of $9,128,851 in exchange for shares of the Company (Note 6). The land transfer consisted of a 70-acre lot with a greenhouse at 1033 George Hanosh Blvd., Grants, New Mexico 87020 and a 40-acre lot in the City of Grants, New Mexico. The Company assessed that the merger transaction did not qualify as a business combination in accordance with the provisions of ASC 805. The Company accounted for the merger as an acquisition of assets. Since, under ASC 850, the merger was considered as a related party transaction by virtue of common ownership and management, the assets transferred to the Company have been accounted for at historical carrying values of BGGI.

B.	Grants Greenhouse Growers, Inc. Merger

On October 30, 2020, the Company entered into a merger agreement with Grants Greenhouse Growers, Inc. (“GGG”) (the “GGG Merger Agreement”). Pursuant to the GGG Merger Agreement, GGG was merged into the Company in exchange for 1,000,000 shares of the Company. GGG had no assets or liabilities, other than the following options agreements:

-	A Real Estate Option Agreement dated October 5, 2020, and expiring on December 31, 2021, for $1,500 monthly payments up until June 30, 2021, and $1,750 monthly payments from July 1, 2021 to December 31, 2021, with a one-year extension starting on January 1, 2022 for $2,000 monthly payments, with the option to purchase 330 acres for $5,000 per acre.

-	A Real Estate Option Agreement dated October 21, 2020, and expiring on December 31, 2021, for $1,000 monthly payments, with a one-year extension starting on January 1, 2022 for $1,500 monthly payments, with the option to purchase 175 acres for $5,000 per acre.

The Company assessed that the merger transaction did not qualify as a business combination in accordance with the provisions of ASC 805. The Company accounted for the merger as an acquisition of assets. The asset acquisition was accounted for at the fair value of the options agreement of $103,837 determined using the Black Scholes Model with assumptions including current market price of land of $4,000 per acre, exercise price of option of $5,000 per acre, dividend yield of 0.00%, risk free rate for term of 0.15%, volatility 28.4% and years remaining in the range of 2.19 to 2.24 years.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

5.	Merger Transactions (continued)

B.	Grants Greenhouse Growers, Inc. Merger (continued)

As of December 31, 2021 and 2020, management has assessed the value of these options to be impaired due to uncertainty surrounding their recoverability.

C.	Naseeb, Inc. Merger

On November 10, 2020, the Company entered into a merger agreement with Naseeb, Inc. (“Naseeb”) and the sole shareholder of Naseeb, who is also a shareholder and Chairman of the Company. Pursuant to the Naseeb merger agreement, Naseeb was merged into the Company in exchange for 10,000,000 shares of the Company. Naseeb transferred to the Company their assistance that was used by the Company towards obtaining the following licenses and patents to the Company:

-	New Mexico Hemp License: Industrial Hemp is an agricultural plant that uses all the byproducts of the plant such as seeds and twigs in the production of hemp seed, hemp fiber, and other eco-friendly products.

New Mexico Board of Pharmacy Schedule 1 Bulk Manufacturers License: Securing the license was required as part of the application and consideration for a federal license. Additionally, being licensed as a Schedule 1 Bulk Manufacturer allows the Company to develop and distribute Schedule 1 drugs; an authorization precedent to the ability to grow, extract and distribute other cannabidiols, such as CBG and CBN. Moreover, with this license, the Company is exempt from the restrictions generally applicable to the cannabis industry, such as plant count and per plant taxes.

-	Federal Medical Marijuana License: The Company has a formal agreement with the Drug Enforcement Administration for the construction and operation of a federally licensed agricultural center to grow and distribute marijuana, or its chemical constituents, supplying legitimate researchers in the United States.

-	Patents: The patents held by the Company provide innovative medical therapies to a wide range of conditions. These patents can be sold, licensed, or directly marketed as clinical trials are conducted and approved by the FDA.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

5.	Merger Transactions (continued)

C.	Naseeb, Inc. Merger (continued)

The Company assessed that the merger transaction did not qualify as a business combination in accordance with the provisions of ASC 805. The Company accounted for the merger as an acquisition of assets. Since, under ASC 850, the merger was considered as a related party transaction by virtue of common ownership and management, the assets transferred to the Company have been accounted for at historical cost of Naseeb of $1,000 (Note 7).

6.	Property, Plant, and Equipment

The Company owns an expansive 22-acre modern Dutch “Venlo style” glass greenhouse situated on 70 acres in Grants, New Mexico. It is being retrofitted for growing, processing and distribution of medicinal plants, including Marijuana, for medical researchers licensed by the Drug Enforcement Administration.

Property at March 31, 2022 and December 31, 2021, consisted of the following:

	March 31, 2022	December 31, 2021
Fixtures	$77,222	-
Land	260,000	260,000
Construction in progress	1,047,760	302,717
Building and improvement	8,883,851	8,883,851
	10,268,833	9,446,568
Accumulated depreciation	(2,309,610)	(2,117,804)
Net property, plant, and equipment	$7,959,223	7,328,764

7.	Intangible Assets

Intangible assets at March 31, 2022 and December 31, 2021, consisted of the following:

	March 31, 2022	December 31, 2021
Licenses (Note 5)	$1,000	1,000
Accumulated amortization	-	-
Net intangible assets	$1,000	1,000

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

8.	Stockholders’ Equity

The Company has authorized 200,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2022 and December 31, 2021, there were 157,557,000 and 157,544,500, respectively, of common shares issued and outstanding. The Company has not issued any preferred shares to date.

During the three months ended March 31, 2022, the Company issued the following:

-	12,500 shares of common stock for cash proceeds of $50,000.

During the three months ended March 31, 2021, the Company issued the following:

-	50,000 shares of common stock for services valued at $2 per share determined using the latest private placements.
-	215,000 shares of common stock for cash proceeds of $429,999.
-	69,000 shares of common stock for cash proceeds of $138,000 received as of December 31, 2020.

9.	Related Party Transactions

Other than the transactions disclosed elsewhere in the condensed financial statements, the following are the other significant related party transactions and balances:

At March 31, 2022 and December 31, 2021, the due to related party balance totaled $392,194. The balance represents advances from the majority shareholder for payment of Company expenses. The amount is unsecured, non-interest bearing with no terms of repayment. The shareholder has agreed in writing that no payment will be required by the Company to the lender prior to January 31, 2023.

As of March 31, 2022, $14,080 was due to a company wholly owned by the Company’s Chief Financial Officer  and $17,494 was due to a shareholder for construction related services rendered to the Company. Both are included in accounts payable in the Condensed Balance Sheet.

10.	Contingencies

In the ordinary course of business, the Company is routinely defendants in, or parties to a number of pending and threatened legal actions including actions brought on behalf of various classes of claimants. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of such matters will be. Legal provisions are established when it becomes probable that the Company will incur an expense related to a legal action and the amount can be reliably estimated. Such provisions are recorded at the best estimate of the amount required to settle any obligation related to these legal actions as at the balance sheet date, taking into account the risks and uncertainties surrounding the obligation. Management and internal and external experts are involved in estimating any amounts that may be required. The actual costs of resolving these claims may vary significantly from the amount of the legal provisions. The Company’s estimate involves significant judgement, given the varying stages of the proceedings, the fact that the Company’s liability, if any, has yet to be determined and the fact that the underlying matters will change from time to time. Other than as set forth below, the Company is not presently a party to any litigation. The Company is not able to make a reliable assessment of the potential losses as these matters are at an early stage, accordingly, no amounts have been accrued in the condensed financial statements.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in United States Dollars)

10.	Contingencies (continued)

Bright Green Corporation v. John Fikany, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company filed a complaint for declaratory judgment against the former acting Chief Executive Officer of the Bright Green Group of Companies, an entity unrelated to the Company, to determine if defendant is entitled to 5,000,000 shares of the Company’s common stock, based on a failure to fulfill agreed upon conditions precedent to earning such shares from the Company. Defendant counterclaimed and filed a third-party claim against a director of the Company, and her spouse, for claims including wrongful termination and breach of contract. The Company denies defendants allegations and have set forth arguments refuting defendant’s counterclaims and third-party claims. The case is in the discovery phase. The Company is exploring potential dispositive motions against the counter and third-party claims.

Bright Green Corporation v. Jerry Capussi, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company and defendant, a former consultant of BGGI, a predecessor to the Company, have each filed claims for declaratory judgment seeking to determine by court order whether defendant is entitled to (i) shares of common stock in the Company (amounting to no more than 108,000 shares) or (ii) fair market value of defendant’s equity ownership of BGGI. The lawsuit is in early discovery stages, and the Company is preparing arguments for a summary judgment motion. There are no claims for specific monetary liability against either party.

11.	Subsequent Events

The Company’s management has evaluated the subsequent events up to June 6, 2022, the date the condensed financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following constitute material subsequent events:

On April 13, 2022, the Company issued 500,000 shares of common stock to the Chief Financial Officer, in accordance with the consulting agreement.

On May 3, 2022, the Company consummated a private placement transaction, whereby the Company issued an aggregate of 300,000 shares of common stock at a purchase price of $10.00 per share, to two accredited investors, each of whom were existing shareholders of the Company.

On May 13, 2022, the Registration Statement was declared effective by the SEC. The Registration Statement related to the registration for sale, from time to time, of the shares of common stock held by certain stockholders of the Company as set forth therein, in connection with a direct listing of the Company’s common stock with The Nasdaq Stock Market. On May 17, 2022, the Company’s common stock commenced trading on the Nasdaq Capital Market under the symbol “BGXX.”

On June 3, 2022, pursuant to a financial advisory agreement by and between the Company and EF Hutton, division of Benchmark Investments, LLC dated April 8, 2022 (the “Advisor”), whereby the Advisor provided advisory services to the Company in connection with the direct listing of the Company’s common stock on the Nasdaq Capital Market, the Company issued the Advisor, or its permitted designees, an aggregate of 1,574,490 shares of common stock.

On June 5, 2022, the Company and Lynn Stockwell (“Lender”), a member of the Board, entered into an unsecured line of credit in the form of a note (the “June Note”). The Note provides that the Company may borrow up to $5.0 million, including an initial loan in the amount of $3.0 million, through June 4, 2025 (the “June Note Maturity Date”) from Lender. Lender has committed to fund to the Company $3.0 million under the June Note by June 30, 2022. Prior to the June Note Maturity Date, the Company may borrow up to an additional $2.0 million under the June Note, at Lender’s sole discretion, and subject to the Company’s request of such additional funds form Lender (each loan furnished under the June Note individually, a “Loan,” and collectively, the “Loans”). The Company has the right, but not the obligation, to prepay any Loan, in whole or in part, prior to the June Note Maturity Date. Interest on the unpaid principal amount of any Loan accrues through the earlier of the June Note Maturity Date or the date of prepayment on such Loan, at a rate of 2% per annum plus the Prime Rate (the rate of interest per annum announced from time to time by JPMorgan Chase Bank as its prime rate). If the principal and interest, if any, of any Loan is not paid in full on the Maturity Date, additional penalty interest will accrue on such Loan in the amount of 2% per annum.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and the accompanying notes thereto included in our final prospectus (the “Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on May 17, 2022. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview and History

Bright Green Corporation is one of the first companies in the U.S. to receive conditional approval from the DEA to cultivate, manufacture and sell cannabis through DEA-approved channels on terms agreed by both the DEA and BGC. The DEA’s Final Rule on the topic estimated that it would award between three and fifteen companies with these registrations. BGC will produce cannabis in full compliance with all federal, state, and local laws for the U.S. government and pharmaceutical producers of medicinal cannabis products who are also licensed by the DEA.

BGC was incorporated in the State of Delaware in April 2019. In October 2020, BGC and GGG consummated the GGG Merger pursuant to the GGG Agreement. In November 2020, BGC and Naseeb consummated the Naseeb Merger pursuant to the Naseeb Agreement.

BGC owns a 70-acre parcel of land, on agricultural property, which includes a completed 22-acre greenhouse structure. The Company also owns a 40-acre parcel of land nearby, and holds options for two additional 300-acre properties which are adjacent to the owned properties (one is known as the “Candelaria” property, and the other is known as the “Azuz” property). Once the project is completed, the existing 22-acre greenhouse will be used to cultivate non-cannabis herbs and medicinal plants.

BGC entered into the MOA with the DEA in May of 2021 following the DEA’s determination that BGC’s application materials appeared consistent with the statutory and regulatory framework. The MOA outlines how BGC will work with the DEA to facilitate the production, storage, packaging, and interstate distribution of federally legal cannabis.

The MOA provides a path to Bright Green for full federal registration to grow in New Mexico and distribute across the United States, any (or all) of the following Schedule I controlled substances: “Marihuana Extract” (7350) and “Marihuana” (7360). The MOA further provides BGC may sell such products to licensed researchers and registered manufacturers in the U.S. and internationally, and may use such product for internal product development and research. Complementary licenses for the same purpose have also been issued by the State of New Mexico under the New Mexico Board of Pharmacy to BGC. The MOA also anticipates BGC will grow cannabis for its own research and product development efforts, which may include the bulk manufacturing of marijuana extracts and highly purified cannabinoids and derivatives.

In addition to the existing greenhouse, BGC will be undergoing new construction to establish a state-of-the-art facility headquartered on our property in Grants, NM. First we will retrofit the 22-acre existing greenhouse to make it operational. This renovation is underway and we expect it to be completed in June 2022. Within the first 10- acres of that existing greenhouse retrofit, we will include a two-acre University Greenhouse to begin housing our cannabis research, development, cultivation and manufacturing operations. This greenhouse facility will have production capacity for 50,000 cannabis plants at all times of differing maturity levels. Additionally, we estimate we will harvest approximately 300,000 mature plants per year (with multiple harvests per year). The University Greenhouse will house our research and development facility pursuant to potential partnership and other arrangements with leading U.S. universities.

BGC is constructing two additional greenhouses on the Candelaria and the Azuz properties. Each of these will be 57 acres and are substantially larger and will take longer to build than the retrofit of the existing greenhouse.

Our new construction facilities will include automated robotics such as the Visser transplanter robot, as well as automated growing systems to optimize growth at each stage of plant development. Additionally, they will include the following technological innovations:

●	Technologically advanced greenhouse design, which allows for maximum environmental control, cost-efficiency, and a low carbon footprint;
●	Environmentally sustainable cultivation methodology and practices in harmony with New Mexico’s unique climate, using naturally available resources;
●	Cultivation at a large scale to provide consistent, secure supply for researchers and the pharmaceutical industry;
●	A patented air ventilation system, which uses ambient physical properties to generate optimal indoor conditions based upon the data driven growing strategy, with minimum use of energy, which in turn enables the highest yield and quality of crop in the shortest time;
●	Ebb-flood irrigation to enable the use of mildew resistant cultivars;
●	Fully-implemented pest/disease scouting system;
●	Controlled output through Pharma grade drying and extraction;
●	Extraction and separation techniques allowing for specific combinations of cannabinoids and other properties from cannabis for targeted therapeutics; and
●	Tamper-proof track & trace and record keeping system.

Once completed, the newly constructed fully automated facilities will be developed to grow medicinal plants, including cannabis. Upon receipt of final registration from the DEA as described above, we plan to cultivate and manufacture cannabis for federally sanctioned research, as well as perform authorized research on cannabis, including but not limited to CBN, CBG, and CBD. We also plan to leverage our cultivation, research, and manufacturing facilities to develop and commercialize approved medical cannabis products to sell to DEA registered pharmaceutical producers.

Our approximate budget is as follows for the capital construction project:

●	The Company continues to renovate the existing greenhouses and expects to incur $13,500,000 in costs in 2022 to make the greenhouses operational.
●	Phase 1 Greenhouse (“Candelaria”), plus corridor, total 234,230m2 (approximately 57 acres) has a budget of approximately $160,000,000, of which $40,000,000 is expected to be incurred in 2022, $80,000,000 in 2023 and the remaining $40,000,000 in 2024.
●	Phase 2 Greenhouse (“Azuz”), plus corridor, total 234,230m2 (approximately 57 acres) has a budget of approximately $105,000,000, of which $25,000,000 is expected to be incurred in 2022, $60,000,000 in 2023, and the remaining $20,000,000 in 2024.
●	The Tissue Lab installation and turnkey consulting plus CO2 extraction installation has a budget of approximately $19,200,000 and will commence and be completed in 2023.

Cumulatively, of the total expected expenditures of $297,700,000, $76,500,000 is expected to be incurred in 2022, $161,200,000 in 2023, and the remaining $60,000,000 in 2024.

Project	Total Spend	2022	2023	2024
Existing Greenhouse	$13,500,000	$11,500,000	2,000,000	-
Phase I – Candelaria	$160,000,000	$40,000,000	$80,000,000	$40,000,000
Phase II – Azuz	$105,000,000	$25,000,000	$60,000,000	$20,000,000
Tissue Lab	$19,200,000	-	$19,200,000	-
	$297,700,000	$76,500,000	$161,200,000	$60,000,000

All timing and expenditure estimates are subject to change due to supply chain constraints and are contingent upon successful raise of capital from investors.

BGC will engage in cannabis propagation, cultivation, and manufacturing of cannabis products including cannabis flower, pre-rolls, concentrates, vape pens, capsules, tinctures, edibles, topicals and any other cannabis-related products requested for authorized sales. BGC plans to sell mostly extracted oils from medicinal plants grown in these high-tech facilities and processed onsite through a proprietary system that vertically integrates the genetically altered growth of the plants to conform to automated growing systems.

Recent Developments

May 2022 Private Placement

On May 3, 2022, the Company consummated a private placement transaction, whereby the Company issued an aggregate of 300,000 shares of common stock at a purchase price of $10.00 per share, to two accredited investors, each of whom were existing shareholders of the Company, for gross cash proceeds of $3,000,000.

The Company relied upon the exemption provided by Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act in connection with issuance and sale of the securities described above. The persons who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There were no general solicitations in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts.

Direct Listing of Common Stock

On May 17, 2022, we completed a direct listing of our common stock (the “Direct Listing”), on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BGXX.” We incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and incurred approximately $4,000,000 in general and administrative expenses, of which $333,160 were incurred during the three months ended March 31, 2022. In addition, in connection with the Direct Listing, and pursuant to a financial advisory agreement by and between the Company and EF Hutton, division of Benchmark Investments, LLC (the “Advisor”) dated April 8, 2022, we issued the Advisor, or its permitted designees, an aggregate of 1,574,490 shares of common stock, on June 3, 2022.

June 2022 Shareholder Loan

On June 5, 2022, the Company and Lynn Stockwell (“Lender”), a member of the Board, entered into an unsecured line of credit in the form of a note (the “June Note”). The Note provides that the Company may borrow up to $5.0 million, including an initial loan in the amount of $3.0 million, through June 4, 2025 (the “June Note Maturity Date”) from Lender. Lender has committed to fund to the Company $3.0 million under the June Note by June 30, 2022. Prior to the June Note Maturity Date, the Company may borrow up to an additional $2.0 million under the June Note, at Lender’s sole discretion, and subject to the Company’s request of such additional funds form Lender (each loan furnished under the June Note individually, a “Loan,” and collectively, the “Loans”). The Company has the right, but not the obligation, to prepay any Loan, in whole or in part, prior to the June Note Maturity Date. Interest on the unpaid principal amount of any Loan accrues through the earlier of the June Note Maturity Date or the date of prepayment on such Loan, at a rate of 2% per annum plus the Prime Rate (the rate of interest per annum announced from time to time by JPMorgan Chase Bank as its prime rate). If the principal and interest, if any, of any Loan is not paid in full on the Maturity Date, additional penalty interest will accrue on such Loan in the amount of 2% per annum.

The foregoing is merely a summary of the June Note and is qualified in its entirety by the full text of the June Note, a copy of which is filed hereto as Exhibit 10.1.

Coronavirus (“COVID-19”) Impact

The outbreak of COVID-19, a novel strain of coronavirus first identified in China, which has spread across the globe including the U.S., has had an adverse impact on our operations and financial condition. Most recently, the response to this coronavirus by federal, state and local governments in the U.S. has resulted in the significant market and business disruptions across many industries and affecting businesses of all sizes. This pandemic has also caused significant stock market volatility and further tightened capital access for most businesses. Given that the COVID-19 pandemic and its disruptions are of unknown duration, they could have an adverse effect on our liquidity and profitability.

The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will depend on the length of time that the pandemic continues, its effect on the demand for our products and our supply chain, the effect of governmental regulations imposed in response to the pandemic, as well as uncertainty regarding all of the foregoing. We cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a larger material adverse effect on our business, financial condition, results of operations and cash flows beyond what is discussed within this quarterly report.

See the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our final Prospectus for further discussion of the possible impact of the COVID-19 pandemic on our business.

Eastern European Conflict Impact

In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region is likely. The aggregate impact to Eastern Europe and Europe as a whole, as well as actions taken by other countries, including new and stricter sanctions by the United States, Canada, the United Kingdom, the European Union, and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, is not knowable at this time, and could have a material adverse effect on the Company, its business and operations.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2022 and March 31, 2021.

The Company has not started commercial operations but has incurred expenses in connection with corporate and administrative matters, upkeep of acquired properties for future growing, processing and distribution of medical plants, and improvements to those properties. These expenses include stock-based compensation for services rendered, legal and audit fees, and property-related expenses such as depreciation, insurance and taxes. As a result, the Company reported a net loss both reporting periods.

Three months ended March 31, 2022 compared to three months ended March 31, 2021.

Revenue:

We are a start-up company and have not generated any revenues for the three months ended March 31, 2022 and 2021. We can provide no assurance that we will generate sufficient revenues from our intended business operations to sustain a viable business operation. In order to generate revenues, we must first receive receipt of final registration from the DEA as described above and begin

Operating Expenses:

We incurred operating expenses in the amount of $726,346 for the three months ended March 31, 2022, as compared with $509,541 for the same period ended 2021. Our operating expenses for all periods consisted entirely of general and administrative expenses and depreciation. The detail by major category within General and administrative expenses for the three months ended March 31, 2022 and 2021 is reflected in the table below.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Professional fees	$462,206	$157,681
Share based compensation	-	100,000
Property taxes	14,499	17,513
Insurance	13,301	19,116
Land option	10,500	10,000
Licenses	11,323	5,300
Travel	11,646	-
Other Expenses	11,065	14,560
Total general and administrative expenses	$534,540	$324,170
Depreciation	191,806	185,371
Total operating expenses	$726,346	$509,541

The increase of $210,370 in our general and administrative expenses for the three months ended March 31, 2022 versus the same period ended 2021 is largely the result of increased spending on professional fees associated with the Direct Listing.

We expect our general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash of $648,176 compared to $1,282,565 as of December 31, 2021. The decrease of $634,389 in cash was mainly from the use of funds for the construction in progress. This decrease was partly offset by cash received from the sales of common stock of $50,000. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities and an advance from a director. As at March 31, 2022, the Company had a total stockholders’ equity of $7,544,053 (December 31, 2021 - $8,220,399).

The Company is in its initial stages to start building facilities to grow, research and distribute medical plants. The Company has incurred recurring losses from operations, and as at March 31, 2022, had an accumulated deficit of $7,140,090 (December 31, 2021 -$6,413,744) and a negative working capital of $416,170 (December 31, 2021 - working capital of $1,282,829). The Company has also raised $6,000,000 subsequent to March 31, 2022. The Company has sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the condensed financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. During the three months ended March 31, 2022, the Company raised $50,000 through common stock issuances. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors in a timely manner, the Company will explore available options, including but not limited to, an equity backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

The Company does not have any short or long-term contractual purchases with suppliers for future purchases, capital expenditure commitments that cannot be cancelled with minimal fees, non-cancelable operating leases, or any commitment or contingency that would hinder management’s ability to scale down operations and management expenses until funding is raised.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2022.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 3 “Summary of Significant Accounting Policies,” in the Company’s financial statements included in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, no material changes were made to the Company’s significant accounting policies.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it is not subject to material foreign currency exchange rate fluctuations, as substantially all of its sales and expenses are denominated in the U.S. dollar. The Company does not hold derivative securities and has not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars or warrants, either to hedge existing risks or for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising from the normal course of business activities. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Other than as set forth below, we are not presently a party to any litigation the outcome of which, if determined adversely to us, would in our estimation, have a material adverse effect on our business, operating results, cash flows or financial condition.

●	Bright Green Corporation v. John Fikany, D-1333-CV-2020-00231, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company filed a complaint for declaratory judgment against the former acting Chief Executive Officer of the Bright Green Group of Companies, an entity unrelated to the Company, to determine if defendant is entitled to 5,000,000 shares of the Company’s common stock, based on a failure to fulfill agreed upon conditions precedent to earning such shares from the Company. Defendant counterclaimed and filed a third-party claim against Lynn Stockwell, founder and a director of the Company, and Ms. Stockwell’s husband, for claims including wrongful termination and breach of contract. The Company denies defendants allegations and have set forth arguments refuting defendant’s counterclaims and third-party claims. The case is in the discovery phase. The Company is exploring potential dispositive motions against the counter and third-party claims.

●	Bright Green Corporation v. Jerry Capussi, D-1333-CV-2020-00252, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company and defendant, a former consultant of BGGI, a predecessor to the Company, have each filed claims for declaratory judgment seeking to determine by court order whether defendant is entitled to (i) shares of common stock in the Company (amounting to no more than 108,000 shares) or (ii) fair market value of defendant’s equity ownership of BGGI. The lawsuit is in early discovery stages, and we are preparing arguments for a summary judgment motion. There are no claims for specific monetary liability against either party.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this quarterly report before deciding whether to invest in our common stock, together with the risks and information set forth in our prospectus filed with the SEC on May 17, 2022. If any of these risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this quarterly report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to our Business and Operations - General Risks

We have a relatively limited history of operations, a history of losses, and our future earnings, if any, and cash flows may be volatile, resulting in uncertainty about our prospects.

Our lack of a significant history and the evolving nature of the market in which we operate make it likely that there are risks inherent to our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us suffering further losses. As a result of the foregoing, and concerns regarding the economic impact from COVID-19, an investment in our securities necessarily involves uncertainty about the stability of our operating results or results of operations.

Although we had operating cash flow for the three months ended March 31, 2022, we had negative operating cash flow for the three months ended March 31, 2021.

We had an operating cash flow of $137,876 in the three months ended March 31, 2022, and negative operating cash flow of $265,724 for three months ended March 31, 2021. To the extent that we have negative operating cash flow in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to us.

We have not based our financial projections or valuation on actual operations.

Our pre-operational stage precludes us from providing financial information based on actual operations. Current financial projections are based on assumptions concerning future operations that we believe are reasonable but may prove incorrect. Because actual conditions will differ from those assumptions, and the differences may be material, we cannot assure you that these projections will prove accurate and caution you against excessive reliance on them in deciding whether to invest in our equity securities. Any increase in our costs or decrease in our revenues could affect your ability to receive a return on your investment.

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategies, impair our relationships with clients and adversely affect our business, results of operations and growth prospects.

Our success depends, to a large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our active senior executive leadership team has significant experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the horticulture industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase.

We need to continue attracting and retaining key personnel and recruiting qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of custom-tailored horticulture solutions, we must attract and retain qualified personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by cash flow and other operational restraints. The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

Our insurance may not adequately cover our operating risk.

We have insurance to protect our assets, operations and employees. While we believe our insurance coverage addresses all material risks to which we are exposed and is adequate and customary in our current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.

We may have difficulty obtaining insurance at economically viable rates.

Our lack of operating history in an emerging area, and our plan to grow cannabis, even legally under all applicable laws, may make it difficult to obtain insurance policies at rates competitive with rates for other crops. Insurance that is otherwise readily available, such as workers’ compensation, general liability, title insurance and directors’ and officers’ insurance, is more difficult for us to find and more expensive because of our involvement in emerging areas as well as our cultivation, processing, and sale of cannabis, albeit legally under both state and federal laws. There are no guarantees that we will be able to find insurance coverage at otherwise competitive, or even economically viable terms.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

U.S. GAAP and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, and income taxes, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

The COVID-19 pandemic could continue to materially adversely affect our business, financial condition, results of operations, cash flows and day-to-day operations.

The outbreak of COVID-19, a novel strain of coronavirus first identified in China, which has spread across the globe including the U.S., has had an adverse impact on our operations and financial condition. Most recently, the response to this coronavirus by federal, state and local governments in the U.S. has resulted in the significant market and business disruptions across many industries and affecting businesses of all sizes. This pandemic has also caused significant stock market volatility and further tightened capital access for most businesses. Given that the COVID-19 pandemic and its disruptions are of unknown duration, they could have an adverse effect on our liquidity and profitability.

The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will depend on the length of time that the pandemic continues, its effect on the demand for our products and our supply chain, the effect of governmental regulations imposed in response to the pandemic, as well as uncertainty regarding all of the foregoing. We cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a larger material adverse effect on our business, financial condition, results of operations and cash flows beyond what is discussed within this quarterly report.

Risks Related to our Business and Operations - Required DEA Authority To Grow and Process Cannabis and Cannabis Generally

Cannabis is highly regulated at the federal and state level, and authorizations for the production of cannabis for research is still in the early stages.

Cannabis, other than hemp, is a Schedule I controlled substance under the U.S. Controlled Substances Act (21 U.S.C. § 801, et seq.) (the “CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. While cannabis remains a federally illegal Schedule I drug under the CSA, there is a process by which cannabis can be grown or manufactured for uses in federally sanctioned research. To become an authorized cannabis researcher in the United States, one must obtain a permit from the DEA and meet certain requirements imposed by the DEA, the U.S. Food and Drug Administration (“FDA”) and the National Institutes of Health. The registration process to manufacture controlled substances is codified under 21 U.S.C. § 823. It requires that the Attorney General determine whether registrations are in the public interest. To do so, the Attorney General is directed to consider multiple factors, including “compliance with applicable State and local law.”

The University of Mississippi, pursuant to a contractual agreement with National Institute on Drug Abuse (“NIDA”), has been the only authorized cannabis producer in the United States for years. In the face of unprecedented demand for cannabis manufacture for research necessitating more suppliers, the program at the University of Mississippi has faced significant criticism for its poor quality flower, mold issues, and limited availability of strains with levels of THC and CBD comparable to commercial cannabis products.

In recent years, the federal government has acknowledged the need for new suppliers. During his confirmation hearings in 2019, Attorney General Barr testified that he supported authorizing more facilities to cultivate cannabis in the U.S. for research purposes. In January 2020, a senior policy advisor for the DEA, Matthew J. Strait, testified before the House Energy and Commerce Committee regarding the DEA’s progress to date. Mr. Strait acknowledged concerns about the limited supply of research-grade cannabis and the lack of chemical diversity in the plants cultivated in Mississippi. He outlined the DEA’s various steps in the past few years to expand cannabis research and manufacturing capacity, including:

●	In December 2015, the DEA announced to all existing Schedule I researchers that it was easing the requirements for obtaining a modification of their existing registration for those who wished to research with cannabidiol (CBD).
●	In early 2018, the DEA announced that it had developed and implemented an online portal for researchers to safely and securely submit their qualifications, research protocol and institutional approvals for a proposed schedule I research registration thereby streamlining the acquisition of information necessary to process each application. Presently, the average time it takes for DEA and the FDA to review/approve an application is 52 days.
●	On the manufacturing side, between 2017 and 2020, the DEA increased the aggregate production quota for cannabis by 575%, from 472 kg in 2017 to 3,200 kg in 2022. The increase has directly supported NIDA’s provision of various strains of cannabis to researchers in the United States.

In addition to these efforts, in 2016, the DEA began accepting new research cultivation applications with regulations crafted under the Obama administration. However, no decisions were made on those applicants, and, in August 2019, the DEA issued a notice to the pending applicants, stating that it would promulgate new regulations to govern the program of growing “marihuana” for scientific and medical research prior to issuing any registrations. During his testimony, Mr. Strait explained that the DEA is “actively taking steps to expand” the number of registered growers, and had recently sent draft regulations to facilitate licensing additional growers to the Office of Management and Budget.

Those draft regulations were published in late March 2020. Under the proposed regulations, the DEA will maintain sole ownership of all cannabis produced under the program, requiring growers to notify the DEA of an upcoming harvest up to four months’ in advance, or at a minimum, 15 days before a harvest. The DEA currently has roughly 35 outstanding applications for research cannabis cultivation licenses, and the agency said it expects to approve between five and 13 suppliers once the rules are finalized after a public comment period, which has ended. The proposed rule provides that, with a limited exception, applications accepted for filing after the date the final rule becomes effective will not be considered pending until all applications accepted for filing on or before the date the final rule becomes effective have been granted or denied by the Administrator.

On December 18, 2020, the DEA finalized new regulations pertaining to applications by entities seeking to become registered with the DEA to grow cannabis as bulk manufacturers for research purposes and provide cannabis to other DEA registered manufacturers. Under these and other applicable regulations, applicants are responsible for demonstrating they have met various requirements, including requirements to possess appropriate state authority, document that their customers are licensed to perform research, and employ adequate safeguards to prevent diversion.

On May 14, 2021, the DEA announced that it planned to provide memorandums of agreement to an unspecified and unnamed number of companies to collaborate with the DEA “to facilitate the production, storage, packaging, and distribution of marijuana under the new regulations as well as other applicable legal standards and relevant laws.” The DEA’s final rule on the topic estimated that it would award licenses to between three and fifteen companies. To the extent these memorandums of agreement are finalized, the DEA anticipates issuing DEA registrations to these manufacturers. Each applicant will then be authorized to cultivate cannabis – up to an allotted quota – in support of the more than 575 DEA-licensed researchers across the nation. As individual manufacturers are granted DEA registrations, that information will be made available on DEA’s Diversion Control website.

A denial of, or significant delay in obtaining, or any interruption of required government authorizations to grow cannabis for federally sanctioned purposes would likely significantly, negatively impact BGC.

Our business plan depends heavily on receiving the necessary state and federal authorizations to research cannabis and to grow cannabis for federally sanctioned cannabis research. Bright Green may not commence cannabis growing operations until both the State of New Mexico and the federal government, in particular the DEA, have signed off that Bright Green has met its obligations under state law and the MOA and is compliance with all applicable regulations. While New Mexico has granted to Bright Green the necessary licenses to grow cannabis for research, and BGC and the DEA have entered into a MOA for BGC to be one of the entities registered by the DEA to grow cannabis for federally sanctioned purposes, we cannot guarantee that the DEA will ultimately permit BGC to register manufacture cannabis. The MOA was effective and became binding on May 20, 2021. The DEA’s denial of any authorizations or any delay in granting the authorization or renewal could have a significantly negative impact on our business plans, operations and financial results.

BGC must comply with all terms agreed to in the MOA which include:

●	submitting an Individual Procurement Quota on or before April 1 of each year utilizing DEA Form 250;
●	submitting an Individual Manufacturing Quota on or before May 1 of each year utilizing DEA Form 189;
●	collecting samples of cannabis and distributing them to DEA-registered analytical laboratories for chemical analysis during the pendency of cultivation and prior to the DEA’s taking possession of the cannabis grown;
●	providing the DEA with 15-day advance written notification, via email, of its intent to harvest cannabis;
●	following the DEA’s packaging, labeling, storage and transportation requirements;
●	distributing DEA’s stocks of cannabis to buyers who entered into bona fide supply agreements with the Company; providing the DEA with 15-day advance written notification of its intent to distribute cannabis; and
●	invoicing the DEA for harvested cannabis that it intends to sell to the DEA.

Furthermore, unless terminated for cause by the DEA, the MOA is effective for an initial one-year term from its effective date, subject to automatic renewal for up to four additional one-year terms. There is no guarantee, however, that the needed authorizations will be obtained in the first place, or subsequently renewed at the one year or subsequent renewal terms.

Changes in the competitive landscape for cannabis for federally sanctioned research could significantly, negatively impact BGC.

The DEA has not made public how many entities received memorandums of agreement. If the DEA awards additional licenses to grow cannabis for federally sanctioned research it would limit our competitive advantage. This would have a negative impact on our business plans, operations and financial results.

Furthermore, the current barriers to entry to the market for cannabis for federally sanctioned research could be lowered significantly. For example, a pending bill in Congress would permit federally sanctioned researchers to use cannabis purchased from state-regulated cannabis businesses to ensure an adequate supply to meet demand for cannabis research. While that concept and the bill do not have significant support currently, that could change. In July 2021, Senators Chuck Schumer (D-NY), Cory Booker (D-NJ), and Ron Wyden (D-OR) release a draft bill, the Cannabis Administration and Opportunity Act, which provides a comprehensive federal solution for cannabis, including descheduling cannabis. Any decriminalization or legalization of cannabis, beyond hemp, under U.S. law could significantly alter the competitive landscape. On the other hand, federal decriminalization or legalization would likely increase the demand for cannabis for research, and the federal government could continue to control the supply particularly for FDA sanctioned research.

The U.S. wholesale market for cannabis for research is of unknown size and is difficult to forecast.

BGC plans to operate in a novel market which currently only has one participant. The extent to which the DEA will expand the current cannabis research program, and the supply that the DEA will require from bulk manufacturers to furnish researchers with cannabis is unknown and unprecedented. Because this market is new and novel, there are risks to predicting the market size and the resulting revenue BGC will obtain from government contracts to supply cannabis researchers, should the DEA registration be obtained, and any such projections may prove inaccurate.

We may not develop as many cannabis products or a crop of the consistency or quality that we expect, which could have a negative adverse effect on our business plan and profitability.

Our success depends on our ability to attract and retain research customers, but we face competition in obtaining customers for our cannabis materials and products. There are many factors that could impact our ability to attract and retain customers, including our ability to successfully compete based on price, produce high quality or consistent crops, continually produce desirable and effective products that are superior to others in the market, and the successful implementation of our customer acquisition plan and the continued growth in the aggregate number of potential customers. Competition for customers may result in increasing our costs while also lowering the market prices for our products, and reduce our profitability. If we are not successful in attracting and retaining customers, we may fail to be competitive or achieve profitability or sustain profitability over time.

As a result of changing customer preferences, many products attain financial success for a limited period of time.

Even if we are successful in introducing new products, a failure to gain consumer acceptance or to update products with compelling attributes could cause a decline in our products’ popularity that could reduce revenues and harm our business, operating results and financial condition. Failure to introduce new products or product types and to achieve and sustain market acceptance could result in our being unable to meet consumer preferences and generate revenue, which would have a material adverse effect on our profitability and financial results from operations.

FDA regulation of cannabis could negatively affect the cannabis industry, which would directly affect our financial condition.

Should the federal government legalize cannabis, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act. After the U.S. government removed hemp and its extracts from the CSA as part of the Agriculture Improvement Act of 2018, the FDA Commissioner Scott Gottlieb issued a statement reminding the public of the FDA’s continued authority “to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug and Cosmetic Act and section 351 of the Public Health Service Act.” He also reminded the public that “it’s unlawful under the FDCA to introduce food containing added cannabidiol (“CBD”) or tetrahydrocannabinol (“THC”) into interstate commerce, or to market CBD or THC products, as, or in, dietary supplements, regardless of whether the substances are hemp-derived,” and regardless of whether health claims are made, because CBD and THC entered the FDA testing pipeline as the subject of public substantial clinical investigations for GW Pharmaceuticals’ Sativex (THC and CBD) and Epidiolex (CBD). Gottlieb’s statement added that, prior to introduction into interstate commerce, any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., therapeutic benefit, disease prevention, etc.) must first be approved by the FDA for its intended use through one of the drug approval pathways.

The FDA has sent numerous warning letters to sellers of CBD products making health claims. The FDA could turn its attention to the cannabis industry at large. In addition to requiring FDA approval of cannabis products marketed as drugs, the FDA could issue rules and regulations including certified good manufacturing practices related to the growth, cultivation, harvesting and processing of cannabis. It is also possible that the FDA would require that facilities where cannabis is grown register with the FDA and comply with certain federally prescribed regulations. Cannabis facilities are currently regulated by state and local governments. In the event that some or all of these federal enforcement and regulations are imposed, we do not know what the impact would be on our operations, including what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations or registration as prescribed by the FDA, we may be unable to continue to operate our business in its proposed form or at all. There is no guarantee that cannabinoid products that may not be fully legal now will be able to be legally commercialized in the future or that Bright Green’s products or operations will meet any new FDA regulations or interpretations of the law, which could inhibit Bright Green’s business prospects even in the case that the federal government were to legalize cannabis.

Due to the FDA’s position on CBD, and because we are committed to complying with both state and federal laws, any legal restriction on the sale of products that containing extracts of cannabis could limit the legally accessible CBD/legal cannabinoid market for our proposed products.

Additionally, the FDA may, in the future, decide to regulate cannabis products, which could significantly accelerate or stall the development and sale of cannabis-based products. Currently, there is uncertainty regarding the FDA’s path forward regarding cannabis. If the FDA were to regulate cannabis, it is possible that it would distinguish between DEA-approved facilities like Bright Green’s, and commercial cannabis retailers selling directly to consumers in state-legal markets. Because Bright Green’s products are not going directly to consumers, and would only reach consumers via a prescription drug that has undergone FDA clinical trials and safety testing, it is likely that the majority of the FDA’s regulation would affect state-legal cannabis operators more so than Bright Green. However, the effect of future FDA regulation on cannabis remains uncertain and could also have an adverse effect on our business operations, operating costs, and performance. Moreover, there is no guarantee that the FDA will find our products safe or effective or grant us the required approvals under the FDCA, which may inhibit our business prospects even in the case that the federal government were to legalize cannabis, and could also create unforeseen costs created by requirements to comply with the FDCA.

Research in the United States, Canada and other countries on the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids may cause adverse effects on our operations.

Historically stringent regulations related to cannabis have made conducting medical and academic studies challenging. Many statements concerning the potential medical benefits of cannabinoids are based on published articles and reports, and as a result, such statements are subject to the experimental parameters, qualifications and limitations in the studies that have been completed. Future research and clinical trials may draw different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for their products.

There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention, or other research findings or publicity will be favorable to the cannabis market or any particular cannabis product or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for the cannabis products of a portfolio company. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect our business. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed.

The very dynamic nature of the laws and regulations affecting the cannabis market, the federal authorization of cannabis for research, or the state-regulated cannabis industry could materially adversely affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal cannabis laws and regulations have been evolving rapidly and are subject to varied interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan and could negatively impact our business plan or business. We can know neither the nature of any future laws, regulations, interpretations or applications nor the effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. For example, if cannabis is no longer illegal under federal law, and depending on future laws or guidance on cannabis for research, we may experience a significant increase in competition. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

Operating in a highly regulated business requires significant resources.

We intend to operate in a highly regulated business. As a result, we expect a significant amount of our management’s time and external resources to be used to comply with the laws, regulations and guidelines that impact our business, and changes thereto, and such compliance may place a significant burden on our management and other resources.

Additionally, we may be subject to a variety of laws, regulations and guidelines in each of the jurisdictions in which we distribute cannabis, which may differ among these various jurisdictions. Complying with multiple regulatory regimes will require additional resources and may our ability to expand into certain jurisdictions. For example, even if cannabis were to become legal under U.S. federal law, companies operating in the cannabis industry would have to comply with all applicable state and local laws, which may vary greatly between jurisdictions, increasing costs for companies that operate in multiple jurisdictions.

The uncertainties around funding, construction, and growing an agricultural crop pose risks to our business.

Our planned operations are contingent on completion of raising significant additional funding for the construction of certain facilities in Grants, New Mexico. We need significant additional capital to build out the properties, and the timing and terms of obtaining that capital are uncertain. It is also possible that we may not be able to raise the capital required for our construction plans.

Delays in obtaining the capital, onerous terms for the capital, or a failure to raise the significant capital required could have a material, negative impact on business or plans of operations. Furthermore, we will be an agricultural supplier and will be subject to agricultural risks related to issues such as climate change, natural disasters or pests. In particular, there could be difficulties with the first crop or harvest in any new facility.

The cannabis industry is subject to the risks inherent in an agricultural business, including environmental factors and the risk of crop failure.

The growing of cannabis is an agricultural process. As such, a portfolio company with operations in the cannabis industry is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, climate change, water scarcity, fires, insects, plant diseases and similar agricultural risks. Although some cannabis production is conducted indoors under climate-controlled conditions, cannabis continues to be grown outdoors, and in our case, in greenhouses using natural light, which is susceptible to climate changes, and there can be no assurance that artificial or natural elements, such as insects and plant diseases, will not entirely interrupt production activities or have an adverse effect on the production of cannabis and, accordingly, the operations of a portfolio company, which could have an adverse effect on our business, financial condition and results of operations.

We may be vulnerable to rising energy costs.

Cannabis growing operations consume considerable energy, which makes us vulnerable to rising energy costs and/or the availability of stable energy sources. Accordingly, rising or volatile energy costs or the inability to access stable energy sources may have a material adverse effect on our business, financial condition and results of operations.

Environmental risks may adversely affect our business.

Cultivation and production activities may be subject to licensing requirements relating to environment regulation. Environmental legislation and regulations are evolving in such a manner that may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The application of environmental laws to our business may cause us to increase the costs of our cultivation, production or scientific activities. Unanticipated licensing delays can result in significant delays and expenses related to compliance with new environmental regulations, and cost overruns in our business and could affect our financial condition and results of operations. There can be no assurance that these delays will not occur.

The growth of our business continues to be subject to new and changing federal, state, and local laws and regulations.

Continued development of the cannabis industry is dependent upon further legalization of cannabis at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its cultivation, manufacturing, processing, transportation, distribution, storage and/or sale, or the re-criminalization or restriction of cannabis at the state level, could negatively impact our business, even though we are primarily regulated by the DEA. Additionally, changes in applicable federal, state, and local regulations, including zoning restrictions, environmental requirements, FDA compliance, security requirements, or permitting requirements and fees, could restrict the products and services we may offer or impose additional compliance costs on us. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, including local, state, federal, or environmental, and it is possible that regulations may be enacted in the future that will be materially adverse to our business or which would have materially significant costs of compliance which could negatively impact our business.

We are subject to risks, including delays, from our ongoing and future construction projects, which may result from reliance on third parties, delays relating to material delivery and supply chains, and fluctuating material prices, among other factors.

We are subject to several risks in connection with the construction of our projects, including the availability and performance of engineers and contractors, suppliers and consultants, the availability of funding, and the receipt of required governmental approvals, licenses and permits, and the projected timeline for construction, which could change due to delays. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we are dependent in connection with our construction activities, a delay in or failure to receive the required governmental approvals, licenses and permits in a timely manner or on reasonable terms, or a delay in or failure in connection with the completion and successful operation of the operational elements in connection with construction could delay or prevent the construction of the additional phases of the facilities as planned. There can be no assurance that current or future construction plans implemented by us will be successfully completed on time, within budget and without design defect, that the necessary personnel and equipment will be available in a timely manner or on reasonable terms to complete construction projects successfully, that we will be able to obtain all necessary governmental approvals, licenses and permits, or that the completion of the construction, the start-up costs and the ongoing operating costs will not be significantly higher than anticipated by us. Any of the foregoing factors could adversely impact our operations and financial condition.

The costs to procure such materials and services to build new facilities may fluctuate widely based on the impact of numerous factors beyond our control including, international, economic and political trends, foreign currency fluctuations, expectations of inflation, global or regional consumptive patterns, speculative activities and increased or improved production and distribution methods.

Since early 2020, the COVID-19 pandemic has impacted global economic activity, and the governments of many countries, states, cities and other geographic regions have previously taken or continue to take preventative or protective actions, which have caused disruptions in global supply chains such as closures or other restrictions on the conduct of business operations of manufacturers, suppliers and vendors. Such preventative or proactive actions may be reinstated or expanded upon in the future. The recovery from COVID-19 also may have risks in that increased economic activity globally or regionally may result in high demand for, and constrained access to, materials and services we require to construct and commission our facilities, which may lead to increased costs or delays that could materially and adversely affect our business.

Global demand on shipping and transport services may cause us to experience delays in the future, which could impact our ability to obtain materials or build our facilities in a timely manner. These factors could otherwise disrupt our operations and could negatively impact our business, financial condition and results of operations. Logistical problems, unexpected costs, and delays in facility construction, whether or not caused by the COVID-19 pandemic, which we cannot control, can cause prolonged disruption to or increased costs of third-party transportation services used to ship materials, which could negatively affect our facility building schedule, and more generally our business, financial condition, results of operations and prospects. If we experience significant unexpected delays in construction, we may have to delay or limit our production depending on the timing and extent of the delays, which could harm our business, financial condition and results of operation.

Product recalls could adversely affect our business.

Our products could become subject to recall or return for various reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products are recalled due to an alleged product defect, regulatory requirements or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Recall of products could lead to adverse publicity, decreased demand for our products and could have significant reputational and brand damage. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by health authorities or regulatory agencies where the company operates or products are sold, requiring further management attention and potential legal fees and other expenses.

Our sale of cannabis and cannabis products could expose us to significant product liability risks.

We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

A significant failure or deterioration in our quality control systems could have a material adverse effect on our business and operating results.

The quality and safety of our products are critical to the success of our business and operations. As such, it is imperative that our (and our service providers’) quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training programs and adherence by employees to quality control guidelines. Although we strive to ensure that all of our service providers have implemented and adhere to high-quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on our business and operating results.

We may experience breaches of security at our facilities or loss as a result of the theft of our products.

Given the nature of our products and their lack of legal availability outside of government-approved channels, as well as the concentration of inventory in our Colombian and Portuguese facilities, and despite meeting or exceeding applicable security requirements, there remains a risk of security breach as well as theft. A security breach at one of our facilities could result in a significant loss of available products, expose us to additional liability under applicable regulations and to potentially costly litigation or increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing our products, any of which could have an adverse effect on our business, financial condition and results of operations.

We are subject to liability arising from any fraudulent or illegal activity by our employees, contractors and consultants.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless, or negligent conduct or disclosure of unauthorized activities to us that violate (i) government regulations, (ii) manufacturing standards, (iii) federal, state and provincial healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any actions are brought against us, including by former employees, independent contractors or consultants, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment of our operations, any of which would have an adverse effect on our business, financial condition and results from operations.

We will need to raise substantial additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms.

Designing and constructing cultivation, processing and distribution facilities and cultivating and producing cannabis is expensive. Changing circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, we may incur costs for the design and construction of cultivation, processing and dispensary facilities that greatly exceed our current budget for such projects. Alternatively, we may identify opportunities to acquire additional cannabis licenses that we believe would be beneficial to us. The acquisition of such licenses, and the cost of acquiring the related cultivation, processing or distribution facilities or, if not in existence or completed, the design and construction of such facilities may require substantial capital. In such events, we may need to raise additional capital to fund the completion of any such projects.

Furthermore, the cannabis industry is in its early stages and it is likely that we and our competitors will seek to introduce new products in the future which may include new genetic formulations. In attempting to keep pace with any new market developments, we will need to expend significant amounts of capital to successfully develop and generate revenues from new products, including new genetic formulations. We may also be required to obtain additional regulatory approvals from applicable authorities based on the jurisdictions in which we plan to distribute our products, which may take significant time. We may not be successful in developing effective and safe new products, bringing such products to market in time to be effectively commercialized or obtaining any required regulatory approvals, which together with capital expenditures made in the course of such product development and regulatory approval processes, may have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional funds in the future to support our operations. If we are required to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, and we may be required to:

●	significantly delay, scale back or discontinue the design and construction of any cultivation, processing and dispensary facilities for which we are awarded licenses or
●	relinquish any cultivation, processing and dispensary licenses that we are awarded, or sell any cultivation, processing or distribution facilities that we are designing and constructing.

If we are required to conduct additional fundraising activities and we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from executing upon our business plan. This would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Business and Operations - Intellectual Property

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence and/or outcome of any such litigation could harm our business.

We are subject to risks related to information technology systems, including cyber-security risks; successful cyber-attacks or technological malfunctions can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of confidential information and reputational risk, all of which would negatively impact our business, financial condition or results of operations.

Our use of technology is critical to our continued operations. We are susceptible to operational, financial and information security risks resulting from cyber-attacks or technological malfunctions. Successful cyber-attacks or technological malfunctions affecting us or our service providers can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of confidential or proprietary information and reputational risk. As cybersecurity threats continue to evolve, we may be required to use additional resources to continue to modify or enhance protective measures or to investigate security vulnerabilities, which could have a material adverse effect on our business, financial condition or results of operations.

We are reliant on our intellectual property; failure to protect our intellectual property could negatively affect our business, financial condition or results of operations.

Our success will depend in part on our ability to use and develop new extraction technologies, know-how and new strains of cannabis. We may be vulnerable to competitors who develop competing technology, whether independently or as a result of acquiring access to the proprietary products and trade secrets of acquired businesses. In addition, effective future patent, copyright and trade secret protection may be unavailable or limited in the U.S. due to federal illegality or in foreign countries and may be unenforceable under the laws of some jurisdictions. Failure to adequately maintain and enhance protection over our proprietary techniques and processes, as well as over our unregistered intellectual property, including policies, procedures and training manuals, could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Ownership of Our Common Stock

Our shares have a limited trading history and an active trading market may not develop or continue to be liquid, and the market price of our shares of common stock may be volatile.

Our shares are listed and traded on Nasdaq. Prior to the listing on Nasdaq, there had not been a public market for our shares of common stock, and an active market for our shares of common stock may not develop or be sustained, which could depress the market price of our shares of common stock and could affect the ability of our stockholders to sell our shares of common stock. In the absence of an active public trading market, investors may not be able to liquidate their investments in our shares of common stock. An inactive market may also impair our ability to raise capital by selling our shares of common stock, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using our shares of common stock as consideration. Further, the market price of our shares has been and may continue to be, volatile. Between May 17, 2022, the date our common stock began trading on Nasdaq, and June 3, 2022, the market price of our common stock ranged from a high of $58.00 to a low of $2.78 per share.

You may be diluted by future issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our certificate of incorporation, as amended and restated, authorizes us to issue up to 200,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. Additionally, our amended and restated certificate of incorporation which authorizes us to issue shares of common stock and options, rights, warrants and appreciation rights relating to our common stock for the consideration and on the terms and conditions established by our Board of Directors (the “Board”), in its sole discretion. We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.

The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our common stock, either by diluting the voting power of our common stock if the preferred stock votes together with the common stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our common stock.

The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price, causing economic dilution to the holders of common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, any legal or contractual limitations on our ability to pay dividends under our loan agreements or otherwise. As a result, if our Board does not declare and pay dividends, the capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock, and you may have to sell some or all of your common stock to generate cash flow from your investment.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, its trading price and volume could decline.

We expect the trading market for our common stock to be influenced by the research and reports that industry or securities analysts publish about us, our business or our industry. As a new public company, we do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock may be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline and our common stock to be less liquid. Moreover, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, or if our results of operations do not meet their expectations, our stock price could decline.

We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements. If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we could be subject to regulatory scrutiny and a loss of confidence by stockholders, which could harm our business and adversely affect the market price of our common stock.

We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) (the last day of the fiscal year following the fifth anniversary of becoming a public company). As an emerging growth company, we may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information we provide to our stockholders may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards.

We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price.

We are a “smaller reporting company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.

For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies, such as providing only two years of audited financing statements. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price.

Provisions of our amended and restated certificate of incorporation and bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders.

Provisions of our amended and restated certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.

In addition, our amended and restated certificate of incorporation authorizes the issuance of shares of preferred stock which will have such rights and preferences determined from time to time by our Board. Our Board may, without stockholder approval, issue additional preferred shares with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

The choice of forum provision in our amended and restated bylaws, could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or colleagues.

Our amended and restated bylaws, provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, or any action asserting a claim governed by the internal affairs doctrine, shall be a state or federal court located within the state of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other colleagues, which may discourage such lawsuits against us and our directors, officers and other colleagues. Alternatively, if a court were to find such choice of forum provisions to be inapplicable or unenforceable in an action, including but not limited to claims brought in connection with the Securities Act or Exchange Act, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Investors are unable to waive compliance with U.S. federal securities laws and the rules and regulations thereunder.

The forum selection provision is intended to apply “to the fullest extent permitted by applicable law,” subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the exclusive forum provision will not apply to actions brought under the Securities Act, or the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. As such, stockholders of the Company seeking to bring a claim regarding the internal affairs of the Company may be subject to increased costs associated with litigating in Delaware as opposed to their home state or other forum, precluded from bringing such a claim in a forum they otherwise consider to be more favorable, and discouraged from bringing such claims as a result of the foregoing or other factors related to forum selection. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations involves significant legal and financial compliance costs, may make some activities more difficult, time-consuming or costly and may increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

However, for as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the last day of the fiscal year following the fifth anniversary the last day of the fiscal year ending after the fifth anniversary of the listing of our common stock on Nasdaq; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of the common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

As a result of disclosure of information in this quarterly report and in filings required of a public company, our business and financial condition are highly visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We are subject to additional regulatory burdens resulting from our public listing.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial management control systems to manage our obligations as a public company listed on Nasdaq. These areas include corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. We have made and will continue to make, changes in these and other areas, including our internal controls over financial reporting. However, we cannot assure holders of our common stock that these and other measures that we might take will be sufficient to allow us to satisfy our obligations as a public company listed on Nasdaq on a timely basis. In addition, compliance with reporting and other requirements applicable to public companies listed on Nasdaq will create additional costs for us and require management’s time and attention. We cannot predict the amount of the additional costs that we might incur, the timing of such costs or the impact that management’s attention to these matters will have on our business.

Holders of our common stock may be diluted by the future issuance of additional common stock, preferred stock or securities convertible into shares of common stock or preferred stock in connection with incentive plans, acquisitions or otherwise; future sales of such shares in the public market or the expectation that such sales may occur may decrease the market price of our common stock.

We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. We plan to adopt one or more incentive plans which will provide for the issuance, pursuant to the terms and subject to the conditions set forth in any plan as adopted, of long-term incentive compensation which may take the form of options, restricted stock units or other securities. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.

Any issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our common stock, either by diluting the voting power of our common stock if the preferred stock votes together with the common stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our common stock. The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price, causing economic dilution to the holders of common stock. As of March 31, 2022, we had no shares of preferred stock authorized, issued or outstanding.

We may be exposed to currency fluctuations.

Although our revenues and expenses are expected to be predominantly denominated in U.S. dollars, we may be exposed to currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar and the currency of other regions in which we may operate or have customers may have a material adverse effect on our business, financial condition and operating results. We may, in the future, establish a program to hedge a portion of our foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if we develop a hedging program, there can be no assurance that it will effectively mitigate currency risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the period from January 1, 2022 through March 31, 2022, the Company issued 12,500 shares of common stock at a purchase price of $4.00 per share, for gross cash proceeds of $50,000, to one accredited investor in January 2022.

The Company relied upon the exemption provided by Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act in connection with issuance and sale of the securities described above. The person who acquired these shares was a sophisticated investor and was provided full information regarding the Company’s business and operations. There were no general solicitations in connection with the offer or sale of these securities. The person who acquired these securities acquired them for their own account.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1*	Amended and restated certificate of incorporation of the registrant.

3.2*	Amended and restated bylaws of the registrant.

10.1*	Line of Credit Note, dated June 4, 2022

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

*	Filed Herewith

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT GREEN CORPORATION

Date: June 6, 2022	By:	/s/ Edward A. Robinson
Edward A. Robinson
Chief Executive Officer

Date: June 6, 2022	By:	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer

