Form 10-Q
period 2022-06-30
Bright Green Corp
filed 2022-08-12
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-41395

BRIGHT GREEN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-4600841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1033 George Hanosh Boulevard Grants, NM	87020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 658-1799

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

As of August 12, 2022 there were 159,818,490 shares of the registrant’s common stock outstanding.

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

Condensed Financial Statements (Unaudited)

BRIGHT GREEN CORPORATION

June 30, 2022 and 2021

(Expressed in United States Dollars)

BRIGHT GREEN CORPORATION

For the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)

BRIGHT GREEN CORPORATION

Condensed Balance Sheets

As at June 30, 2022 and December 31, 2021

(Expressed in United States Dollars)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$178,973	1,282,565
Prepaid expenses and other assets	105,526	168,226
Total current assets	284,499	1,450,791

Property, plant, and equipment (Note 6)	9,556,615	7,328,764
Intangible assets (Note 7)	1,000	1,000

Total assets	$9,842,114	8,780,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,402,885	149,935
Accrued liabilities	100,840	18,027
Due to related party (Note 10)	392,194	-
Total current liabilities	1,895,919	167,962

Long-term liabilities
Due to related party (Note 10)	-	392,194
Related party line of credit (Note 8)	2,004,767	-
Total long-term liabilities	2,004,767	392,194

Total liabilities	3,900,686	560,156

STOCKHOLDERS’ EQUITY
Common stock; $.0001 par value; 200,000,000 stock authorized; 159,818,490 and 157,544,500 stock issued and outstanding at June 30, 2022 and December 31, 2021, respectively (Note 9)	15,981	15,754
Additional paid-in capital (Note 9)	25,948,670	14,618,389
Accumulated deficit	(20,023,223)	(6,413,744)
Total stockholders’ equity	5,941,428	8,220,399

Total liabilities and stockholders’ equity	$9,842,114	8,780,555

Contingencies (Note 11)

Subsequent events (Note 12)

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months and Six Months Ended June 30, 2022 and 2021

(Expressed in United States Dollars)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$-	-	-	-

Expenses

General and administrative expenses	12,688,471	244,040	13,223,011	568,210
Depreciation	194,662	187,431	386,468	372,802
Total operating expenses	12,883,133	431,471	13,609,479	941,012

Loss before income taxes	(12,883,133)	(431,471)	(13,609,479)	(941,012)

Income tax expense	-	-	-	-
Net loss and comprehensive loss	$(12,883,133)	(431,471)	(13,609,479)	(941,012)

Weighted average common shares outstanding - basic and diluted	159,575,995	156,611,704	158,571,176	156,384,576

Net loss per common share - basic and diluted	$(0.08)	(0.00)	(0.09)	(0.01)

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months and Six Months Ended June 30, 2022 and 2021

(Expressed in United States Dollars)

	Three Months and Six Months Ended June 30, 2022
	Common Stock		Common Stock to be	Additional paid-in	Accumulated	Total
	Shares	Amount	issued	capital	deficit	equity
Balance at March 31, 2022	157,557,000	$15,755	-	14,668,388	(7,140,090)	7,544,053

Common stock issued for cash (Note 9)	300,000	30	-	2,999,970	-	3,000,000
Common stock issued for services (Note 9)	2,074,490	207	-	8,297,753	-	8,297,960
Common stock cancelled that was issued for services (Note 9)	(113,000)	(11)	-	(17,441)	-	(17,452)
Net loss	-	-	-	-	(12,883,133)	(12,883,133)

Balance at June 30, 2022	159,818,490	$15,981	-	25,948,670	(20,023,223)	5,941,428

Balance at December 31, 2021 (Audited)	157,544,500	$15,754	-	14,618,389	(6,413,744)	8,220,399

Common stock issued for cash (Note 9)	312,500	31	-	3,049,969	-	3,050,000
Common stock issued for services (Note 9)	2,074,490	207	-	8,297,753	-	8,297,960
Common stock cancelled that was issued for services (Note 9)	(113,000)	(11)	-	(17,441)	-	(17,452)
Net loss	-	-	-	-	(13,609,479)	(13,609,479)

Balance at June 30, 2022	159,818,490	$15,981	-	25,948,670	(20,023,223)	5,941,428

	Three Months and Six Months Ended June 30, 2021
	Common Stock		Common Stock to be	Additional paid-in	Accumulated	Total
	Shares	Amount	issued	capital	deficit	equity
Balance at March 31, 2021	156,380,000	$15,638	-	11,658,504	(4,432,786)	7,241,356

Common stock issued for cash (Note 9)	575,000	57	-	1,149,943	-	1,150,000
Common stock issued for cash to be received (Note 9)	10,000	1	-	19,999	-	20,000
Common stock issued for services (Note 9)	15,000	2	-	29,998	-	30,000
Common stock to be issued (Note 9)	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	(431,471)	(431,471)

Balance at June 30, 2021	156,980,000	$15,698	200,000	12,858,444	(4,864,257)	8,209,885

Balance at December 31, 2020 (Audited)	156,046,000	$15,605	138,000	10,990,538	(3,923,245)	7,220,898

Common stock issued for cash, received in 2021 (Note 9)	790,000	79	-	1,579,920	-	1,579,999
Common stock issued for cash, received in 2020 (Note 9)	69,000	7	(138,000)	137,993	-	-
Common stock issued for cash to be received (Note 9)	10,000	1	-	19,999	-	20,000
Common stock issued for services (Note 9)	65,000	6	-	129,994	-	130,000
Common stock to be issued (Note 9)	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	(941,012)	(941,012)

Balance at June 30, 2021	156,980,000	$15,698	200,000	12,858,444	(4,864,257)	8,209,885

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2022 and 2021

(Expressed in United States Dollars)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,609,479)	(941,012)

Adjustments to reconcile net cash used in operating activities:
Depreciation	386,468	372,802
Stock-based compensation	8,280,508	130,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	62,700	11,070
Accounts payable	1,252,950	(81,929)
Accrued liabilities	87,580	5,525
Net cash used in operating activities	(3,539,273)	(503,544)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, and equipment	(2,614,319)	-
Net cash used in investing activities	(2,614,319)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from due to related party	-	11,299
Proceeds from related party line of credit	2,000,000	-
Proceeds from sale of stock	3,050,000	1,779,999
Net cash provided by financing activities	5,050,000	1,791,298

NET (DECREASE) INCREASE IN CASH	(1,103,592)	1,287,754
CASH, BEGINNING OF PERIOD	1,282,565	102,263
CASH, END OF PERIOD	$178,973	1,390,017

CASH PAID FOR
Interest	$-	-
Taxes	$-	-

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2022 and 2021

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

On May 28, 2019, the Company entered into a merger agreement with Bright Green Grow Innovation, LLC (“BGGI”) (Note 5).

On October 30, 2020, Grants Greenhouse Growers, Inc., a New Mexico corporation, merged with the Company (Note 5).

On November 10, 2020, Naseeb, Inc., a New Mexico corporation, merged with the Company (Note 5).

On March 29, 2022, the Company filed a registration statement pursuant to the Securities Act of 1933, as amended (the “Securities Act”) on Form S-1 with the Securities and Exchange Commission (“SEC”), which was declared effective May 13, 2022, (as amended, the “Registration Statement”), in connection with the direct listing of the Company’s common stock with the Capital Market of the Nasdaq Stock Market LLC (“Nasdaq”).

On May 17, 2022, the Company’s common stock commenced trading on Nasdaq under the symbol “BGXX.”

The Company is a start-up company at June 30, 2022 and has no revenue.

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

For the Three Months and Six Months Ended June 30, 2022 and 2021

(Expressed in United States Dollars)

2.	Liquidity and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the SEC instructions to Form 10-Q and Article 8 of SEC Regulation S-X. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP were omitted pursuant to such rules and regulations. The financial information contained in this report should be read in conjunction with the financial information and notes thereto for the fiscal years ended December 31, 2021 and 2020 filed as a part of the Registration Statement. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022. As of June 30, 2022, the Company had cash of $178,973 compared to $1,282,565 as of December 31, 2021. The decrease of $1,103,592 in cash was mainly from the use of funds for the construction in progress and the costs associated with the company’s filed SEC registration statement. This decrease was partly offset by cash received from the sales of common stock of $3,050,000. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities, an advance from a director and since June 2022 a $2,000,000 draw on a line of credit. As at June 30, 2022, the Company had a total stockholders’ equity of $5,941,428 (December 31, 2021 - $8,220,399).

The Company is in its initial stages to start building facilities to grow, research and distribute medical plants. The Company has incurred recurring losses from operations, and as at June 30, 2022, had an accumulated deficit of $20,023,223 (December 31, 2021 - $6,413,744) and a negative working capital of $1,611,420 (December 31, 2021 - working capital of $1,282,829). The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the condensed financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. During the six months ended June 30, 2022, the Company raised $3,050,000 through common stock issuances. The Company has also secured a $5,000,000 line of credit from a related party entity and has drawn a $2,000,000 from that credit facility. The Company has also drawn an additional $1,000,000 from that credit facility subsequent to June 30, 2022 (Note 13). The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors or credit facilities in a timely manner, the Company will explore available options, including but not limited to, an equity backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2022 and 2021

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies

A.	Basis of Measurement

The condensed financial statements of the Company have been prepared on an historical cost basis except as indicated otherwise.

B.	Property, Plant, Equipment

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2022 and 2021

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

E.	Fair Value of Financial Instruments (continued)

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

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. As of June 30, 2022 and December 31, 2021, there were no Level 1 assets or liabilities.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2022 and December 31, 2021, there were no Level 2 assets or liabilities.

Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

F.	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs totaled $35,857 and $nil for the six months ended June 30, 2022 and 2021, respectively.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2022 and 2021

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

G.	Income Taxes (continued)

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

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for how public business enterprises report information about operating segments in the Company’s condensed financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in the United States of America and the Company is a start-up company as at June 30, 2022 and 2021 and has no revenue. The Company’s report-able segments and operating segments will include its growth, production and research of medicinal plants operations.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2022 and 2021

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

For the Three Months and Six Months Ended June 30, 2022 and 2021

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

In November 2019, the new standard’s effective date was delayed one year to fiscal years beginning after December 15, 2020. In June 2020, the FASB issued ASU 2020-05 to defer the effective date of ASU 2016-02, an additional year to fiscal years beginning after December 15, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Although the Company does not have leases as of June 30, 2022, the Company is currently evaluating the impact of its pending adoption of the new standard on its condensed financial statements.

4.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $nil and $1,032,565 in excess of the FDIC insured limit at June 30, 2022 and December 31, 2021, respectively.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2022 and 2021

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

For the Three Months and Six Months Ended June 30, 2022 and 2021

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2022 and 2021

(Expressed in United States Dollars)

6.	Property, Plant, and Equipment (continued)

Property at June 30, 2022 and December 31, 2021, consisted of the following:

	June 30, 2022	December 31, 2021
Fixtures	$81,996	-
Land	260,000	260,000
Construction in progress	2,835,040	302,717
Building and improvement	8,883,851	8,883,851
	12,060,887	9,446,568
Accumulated depreciation	(2,504,272)	(2,117,804)
Net property, plant, and equipment	$9,556,615	7,328,764

7.	Intangible Assets

Intangible assets at June 30, 2022 and December 31, 2021, consisted of the following:

	June 30, 2022	December 31, 2021
Licenses (Note 5)	$1,000	1,000
Accumulated amortization	-	-
Net intangible assets	$1,000	1,000

8.	Related Party Line of Credit

On June 5, 2022, the Company and LDS Capital LLC (“Lender”), whose managing member is a member of the board of directors, entered into an unsecured line of credit in the form of a note (the “June Note”). The Note provides that the Company may borrow up to $5.0 million, including an initial loan in the amount of $3.0 million, through June 4, 2025 (the “June Note Maturity Date”) from Lender. Lender has committed to fund to the Company $3.0 million under the June Note by June 30, 2022. As of June 30, 2022, the Lender has funded the Company $2.0 million. The remaining $1.0 million was funded on July 26, 2022 (Note 12). Prior to the June Note Maturity Date, the Company may borrow up to an additional $2.0 million under the June Note, at Lender’s sole discretion, and subject to the Company’s request of such additional funds form Lender (each loan furnished under the June Note individually, a “Loan,” and collectively, the “Loans”). The Company has the right, but not the obligation, to prepay any Loan, in whole or in part, prior to the June Note Maturity Date. Interest on the unpaid principal amount of any Loan accrues through the earlier of the June Note Maturity Date or the date of prepayment on such Loan, at a rate of 2% per annum plus the Prime Rate (the rate of interest per annum announced from time to time by JPMorgan Chase Bank as its prime rate). If the principal and interest, if any, of any Loan is not paid in full on the Maturity Date, additional penalty interest will accrue on such Loan in the amount of 2% per annum.

9.	Stockholders’ Equity

The Company has authorized 200,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2022 and December 31, 2021, there were 159,818,490 and 157,544,500, respectively, of shares of common stock issued and outstanding. The Company has not issued any preferred shares to date.

During the six months ended June 30, 2022, the Company issued the following:

-	12,500 shares of common stock at a purchase price of $4.00 per share, for gross cash proceeds of $50,000, to one accredited investor in January 2022;

-	500,000 shares of common stock for services rendered, at a fair value of $4.00 per share determined using the per share purchase price of the latest $4.00 private placement Round, to the Chief Financial Officer of the Company, in April 2022;

-	1,574,490 shares of common stock for services rendered, at a fair value of $4.00 per share determined using the per share purchase price of the latest $4.00 private placement Round, to six consultants in April 2022;

-	5,000 shares of common stock that were issued in January 2021 to a director of the Company, for services valued at $2.00 per share determined using the per share purchase price of the $2.00 Round, were cancelled in April 2022;

-	300,000 shares of common stock at a purchase price of $10.00 per share, for gross cash proceeds of $3,000,000, to two accredited investors in May 2022; and

-	108,000 shares of common stock that were issued in June 2019 to a consultant of the Company (Note 11), for services valued at $0.069 per share determined using an asset approach, were cancelled in June 2022.

During the six months ended June 30, 2021, the Company issued the following:

-	869,000 shares of common stock at a purchase price of $2.00 per share, for gross cash proceed of $1,738,000 to twenty-eight accredited investors between January 2021 and June 2021, with (i) 184,000 shares issued in January 2021, which includes the 69,000 shares issued for cash proceeds of $138,000 received as of December 31, 2020, (ii) 100,000 shares issued in March 2021, (iii) 335,000 shares issued in May 2021, which includes the 10,000 shares issued for cash proceeds of $20,000 to be received, and (iv) 250,000 shares issued in June 2021;

-	25,000 shares of common stock for services rendered, at a fair value of $2.00 per share determined using the per share purchase price of the $2.00 Round, to five consultants, with (i) 10,000 shares issued in January 2021 and (ii) 15,000 shares issued in May 2021;

-	40,000 shares of common stock for services rendered, at a fair value of $2.00 per share determined using the per share purchase price of the $2.00 Round, to three directors of the Company, with (i) 10,000 shares issued in January 2021 and (ii) 30,000 shares issued in February 2021.

10.	Related Party Transactions

Other than the transactions disclosed elsewhere in the condensed financial statements, the following are the other significant related party transactions and balances:

At June 30, 2022 and December 31, 2021, the due to related party balance totaled $392,194. The balance represents advances from the majority shareholder for payment of Company expenses. The amount is unsecured, non-interest bearing with no terms of repayment. The shareholder has agreed in writing that no payment will be required by the Company to the lender prior to January 31, 2023.

Included in common stock issued for services during the six months ended June 30, 2022, were 500,000 shares of common stock issued to the Chief Financial Officer of the Company (Note 9).

Included in common stock issued for services during the six months ended June 30, 2021, were 30,000 shares of common stock issued to the three directors of the Company (Note 9).

As of June 30, 2022, $16,896 was due to a company wholly owned by the Company’s Chief Financial Officer. The amount is included in accounts payable in the Condensed Balance Sheet.

As of June 30, 2022, the outstanding balance on the related party line of credit of $2,004,767 was due to a Lender, whose managing member is a member of the board of directors (Note 8).

11.	Contingencies

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2022 and 2021

(Expressed in United States Dollars)

11.	Contingencies (continued)

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

12.	Subsequent Events

The Company’s management has evaluated the subsequent events up to August 3, 2022, the date the condensed financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following constitute material subsequent events:

On July 26, 2022, pursuant to the related party line of credit agreement by and between the Company and the Lender, dated June 5, 2022, the company received $1.0 million from the Lender.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and the accompanying notes thereto included in our final prospectus (the “Prospectus”) dated May 13, 2022 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in the Prospectus, our Quarterly Report on Form 10-Q for the period ended March 31, 2022 and this Quarterly Report on Form 10Q, for discussions of forward-looking statements and factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis, and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview and History

Bright Green Corporation (“Company”, “BGC”, “we”, “us”, or “our”) is one of the first companies in the U.S. to receive conditional approval from the United States Drug Enforcement Administration (the “DEA”) to cultivate, manufacture and sell cannabis through DEA-approved channels on terms agreed by both the DEA and BGC. The DEA’s Final Rule on the topic estimated that it would award between three and fifteen companies with these registrations. BGC will produce cannabis in full compliance with all federal, state, and local laws for the U.S. government and pharmaceutical producers of medicinal cannabis products who are also licensed by the DEA.

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

BGC entered into the Memorandum of Agreement with the DEA (the “MOA”) in May of 2021 following the DEA’s determination that BGC’s application materials appeared consistent with the statutory and regulatory framework. The MOA outlines how BGC will work with the DEA to facilitate the production, storage, packaging, and interstate distribution of federally legal cannabis.

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

In addition to the existing greenhouse, BGC will be undergoing new construction to establish a state-of-the-art facility headquartered on our property in Grants, NM. First, we will retrofit the 22-acre existing greenhouse to make it operational. This renovation is underway and we expect it to be completed in June 2022. Within the first 10- acres of that existing greenhouse retrofit, we will include a two-acre University Greenhouse to begin housing our cannabis research, development, cultivation and manufacturing operations. This greenhouse facility will have production capacity for 50,000 cannabis plants at all times of differing maturity levels. Additionally, we estimate we will harvest approximately 300,000 mature plants per year (with multiple harvests per year). The University Greenhouse will house our research and development facility pursuant to potential partnership and other arrangements with leading U.S. universities.

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

Our approximate budget is as follows for the capital construction project:

●	The Company continues to renovate the existing greenhouses and will incur $5,000,000 in costs in 2022 to make the greenhouses operational. This will also contain the University Greenhouse within the first 10-acres. The budget for that is approximately $8,500,000, of which $6,500,000 is expected to be incurred in 2022 and the remaining $2,000,000 in 2023.
●	Phase 1 Greenhouse (“Candelaria”), plus corridor, total 234,230m2 (approximately 57 acres) has a budget of approximately $160,000,000, of which $1,750,000 is expected to be incurred in 2022, $118,250,000 in 2023 and the remaining $40,000,000 in 2024.
●	Phase 2 Greenhouse (“Azuz”), plus corridor, total 234,230m2 (approximately 57 acres) has a budget of approximately $105,000,000, of which $1,000,000 is expected to be incurred in 2022, $84,000,000 in 2023 and the remaining $20,000,000 in 2024.
●	The Tissue Lab installation and turnkey consulting plus CO2 extraction installation has a budget of approximately $19,200,000 and will commence and be completed in 2023.

Cumulatively, of the total expected expenditures of $297,700,000, $14,250,000 is expected to be incurred in 2022, $223,450,000 in 2023, and the remaining $60,000,000 in 2024.

Project	Total Spend	2022	2023	2024
Existing Greenhouse (including University Greenhouse)	$13,500,000	$11,500,000	$2,000,000
Phase I - Candelaria	$160,000,000	$1,750,000	$118,250,000	$40,000,000
Phase II - Azuz	$105,000,000	$1,000,000	$84,000,000	$20,000,000
Tissue Lab	$19,200,000		$19,200,000
Total:	$297,700,000	$14,250,000	$223,450,000	$60,000,000

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

Direct Listing of Common Stock

On May 17, 2022, we completed a direct listing of our common stock (the “Direct Listing”), on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BGXX.” We incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and incurred approximately $4,000,000 in general and administrative expenses during the six months ended June 30, 2022. In addition, in connection with the Direct Listing, and pursuant to a financial advisory agreement by and between the Company and EF Hutton, division of Benchmark Investments, LLC (the “Advisor”) dated April 8, 2022, we issued the Advisor, or its permitted designees, an aggregate of 1,574,490 shares of common stock, on June 3, 2022.

June 2022 Shareholder Line of Credit

On June 5, 2022, the Company and the Lender, a member of the board of directors, entered into an unsecured line of credit in the form of a note (the “June Note”). The Note provides that the Company may borrow up to $5.0 million, including an initial loan in the amount of $3.0 million, through June 4, 2025 (the “June Note Maturity Date”) from Lender. Lender has committed to fund to the Company $3.0 million under the June Note by June 30, 2022. Prior to the June Note Maturity Date, the Company may borrow up to an additional $2.0 million under the June Note, at Lender’s sole discretion, and subject to the Company’s request of such additional funds form Lender (each loan furnished under the June Note individually, a “Loan,” and collectively, the “Loans”). The Company has the right, but not the obligation, to prepay any Loan, in whole or in part, prior to the June Note Maturity Date. Interest on the unpaid principal amount of any Loan accrues through the earlier of the June Note Maturity Date or the date of prepayment on such Loan, at a rate of 2% per annum plus the Prime Rate (the rate of interest per annum announced from time to time by JPMorgan Chase Bank as its prime rate). If the principal and interest, if any, of any Loan is not paid in full on the Maturity Date, additional penalty interest will accrue on such Loan in the amount of 2% per annum.

As of June 30, 2022, the Company had drawn down $2.0 million. In July 2022, the Company drew another $1.0 million.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2022 and June 30, 2021.

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

Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021.

Revenue:

We are a start-up company and have not generated any revenues for the three and six months ended June 30, 2022 and 2021. We can provide no assurance that we will generate sufficient revenues from our intended business operations to sustain a viable business operation. In order to generate revenues, we must first receive receipt of final registration from the DEA as described above and begin

Operating Expenses:

We incurred operating expenses in the amount of $12,883,133 for the three months ended June 30, 2022, as compared with $431,471 for the same period ended 2021. We incurred operating expenses in the amount of $13,609,479 for the six months ended June 30, 2022, as compared with $941,012 for the same period ended 2021. Our operating expenses for all periods consisted entirely of general and administrative expenses and depreciation. The detail by major category within General and administrative expenses for the three months ended June 30, 2022 and 2021 is reflected in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Share based compensation	$8,280,508	30,000	$8,280,508	130,000
Professional fees	4,069,967	166,336	4,532,173	324,017
Travel	120,691	-	132,337	-
Other expenses	88,370	5,812	99,435	20,372
Licenses	70,335	5,635	81,658	10,935
Insurance	33,602	8,927	46,903	28,043
Property taxes	14,498	18,080	28,997	35,593
Land option	10,500	9,250	21,000	19,250
Total general and administrative expenses	$12,688,471	244,040	$13,223,011	568,210
Depreciation	194,662	187,431	386,468	372,802
Total operating expenses	$12,883,133	431,471	$13,609,479	941,012

The increase of $12,444,431 and $12,654,801 in our general and administrative expenses for the three and six months ended June 30, 2022, respectively, versus the same periods ended 2021 is largely the result of increased spending on professional fees associated with the Direct Listing and share based compensation to executives and service providers.

We expect our general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash of $178,973 compared to $1,282,565 as of December 31, 2021. The decrease of $1,103,592 in cash was mainly from the use of funds for the construction in progress. This decrease was offset by cash received from the sales of common stock of $3,050,000 and drawn down on the Related Party Line of Credit of $2,000,000. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities and an advance from a director. As at June 30, 2022, the Company had a total stockholders’ equity of $5,941,428 (December 31, 2021 - $8,220,399).

The Company is in its initial stages to start building facilities to grow, research and distribute medical plants. The Company has incurred recurring losses from operations, and as at June 30, 2022, had an accumulated deficit of $20,023,223 (December 31, 2021 -$6,413,744) and a negative working capital of $1,611,420 (December 31, 2021 - working capital of $1,282,829). The Company has also drawn down an additional $1,000,000 on the Related Party Line of Credit subsequent to June 30, 2022. The Company has sufficient working capital, inclusive of the ability to drawn down an additional $2,000,000 on the Related Party Line of Credit to pay its operating expenses for a period of at least 12 months from the date the condensed financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. During the three months ended June 30, 2022, the Company raised $3,000,000 through common stock issuances. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors in a timely manner, the Company will explore available options, including but not limited to, an equity backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

The Company does not have any short or long-term contractual purchases with suppliers for future purchases, capital expenditure commitments that cannot be cancelled with minimal fees, non-cancelable operating leases, or any commitment or contingency that would hinder management’s ability to scale down operations and management expenses until funding is raised.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2022.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 3 “Summary of Significant Accounting Policies,” in the Company’s financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022, no material changes were made to the Company’s significant accounting policies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	Bright Green Corporation v. John Fikany, D-1333-CV-202000231, State of New Mexico, County of Cibola, Thirteenth Judicial District. On October 23, 2020, the Company filed a complaint for declaratory judgment against the former acting Chief Executive Officer of the Bright Green Group of Companies, an entity unrelated to the Company, to determine if defendant is entitled to 5,000,000 shares of the Company’s common stock, based on a failure to fulfil agreed upon conditions precedent to earning such shares from the Company. Defendant counterclaimed and filed a third-party claim against Lynn Stockwell, founder and a director of the Company, and Ms. Stockwell’s husband, for claims including wrongful termination and breach of contract. The Company denies defendants allegations and have set forth arguments refuting defendant’s counterclaims and third-party claims. The case is in the discovery phase. The Company is exploring potential dispositive motions against the counter and third-party claims.

●	Bright Green Corporation v. Jerry Capussi, D-1333-CV-202000252, State of New Mexico, County of Cibola, Thirteenth Judicial District. On November 16, 2020, the Company and defendant, a former consultant of BGGI, a predecessor to the Company, each filed claims for declaratory judgment seeking to determine by court order whether defendant is entitled to (i) shares of common stock in the Company (amounting to no more than 108,000 shares) or (ii) fair market value of defendant’s equity ownership of BGGI. The lawsuit is in early discovery stages, and we are preparing arguments for a summary judgment motion. There are no claims for specific monetary liability against either party.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this quarterly report before deciding whether to invest in our securities, together with the risks and information set forth in our prospectus filed with the SEC on May 17, 2022. If any of these risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment in our securities. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this quarterly report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Changes in the competitive landscape for cannabis for federally sanctioned research could significantly, negatively impact us.

The DEA has not made public how many entities received memorandums of agreement. If the DEA awards additional licenses to grow cannabis for federally sanctioned research it would limit our competitive advantage. This would have a negative impact on our business plans, operations and financial results.

The Medical Marijuana and Cannabidiol Research Expansion Act, introduced in July 2022 in the House by U.S. Reps. Earl Blumenauer, D-Ore., and Andy Harris, R-Md., is the companion bill to Senate Bill 253 (which passed the Senate in April 2022). As drafted, the bill could increase the number of federally-licensed cannabis researchers in the U.S., and would require researchers to cultivate their own product under federal authorization or purchase their product from federally legal supply channels (DEA Registrants). The House Bill does not include a provision in the Senate Bill which would allow cannabis researchers to study products available in state-legal commercial cannabis markets. The final parameters of a final bill will require reconciling the Senate and House versions, and are unknowable, as are the impacts a final bill could have on our industry or our business and operations. In July 2022, Senators Chuck Schumer (D-NY), Cory Booker (D-NJ), and Ron Wyden (D-OR) introduced the Cannabis Administration and Opportunity Act (“CAOA”), which provides for comprehensive federal legalization of cannabis. The probability that the CAOA in its current form is adopted, now or in the future, is unknowable at this time, as are the impacts the CAOA could have on our industry or business and operations.

The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

●	“short squeezes”;
●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
●	an increase or decrease in the short interest in our common stock;
●	actual or anticipated fluctuations in our financial and operating results;
●	risks and uncertainties associated with events and macroeconomics events such as the ongoing COVID-19 pandemic, fluctuations in U.S. interest rates and rapid inflation; and
●	overall general market fluctuations.

Publicly traded companies’ stock prices in general, and our stock price in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, on May 18, 2022 and July 29, 2022, the closing price of our common stock was $48.08 and $1.65, respectively, and the daily trading volume on these days was approximately 3,221,100 and 569,900 shares, respectively. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a proportion of our common stock has been, and may continue to be, traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in the market price. Additionally, these and other external factors have caused, and may continue to cause, the market price and demand of our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

A “short squeeze” due to a sudden increase in demand for shares of our common stock could lead to extreme price volatility in shares of our common stock.

Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation of the price of our common stock may lead to long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.” A proportion of our common stock has been, and may continue to be, traded by short sellers which may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze could lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the period from April 1, 2022 through the date hereof, the Company issued the following:

●	300,000 shares of common stock at a purchase price of $10.00 per share to two existing stockholders, each of whom are accredited investors, for gross cash proceeds of $3,000,000, in May 2022.
●	1,574,490 shares of common stock for services rendered in connection with the direct listing of our common stock on Nasdaq, in June 2022.

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

BRIGHT GREEN CORPORATION

Date: August 12, 2022	By:	/s/ Terry Rafih
Terry Rafih
Interim Chief Executive Officer

Date: August 12, 2022	By:	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer

