Form 10-Q/A
period 2022-06-30
Bright Green Corp
filed 2022-08-19
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 19, 2022 there were 159,818,490 shares of the registrant’s common stock outstanding.

i

EXPLANATORY NOTE

Bright Green Corporation ( the “Company”) is filing this Amendment No. 1 on Form 10Q/A (this “Report”) to amend its Quarterly Report for the quarter ended June 30, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2022 (the “Original Report”), to restate the Company’s unaudited condensed consolidated financial statements for the period ended June 30, 2022. Consequently, the previously filed unaudited condensed consolidated financial statements for the period ended June 30, 2022, should no longer be relied upon.

Background

On August 16, 2022, the management of the Company and the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), after consultation with SRCO Professional Corporation, the Company’s independent registered public accounting firm, and consideration of the relevant facts and circumstances, concluded that the Company’s unaudited condensed interim financial statements as of June 30, 2022 and for the quarterly period ended June 30, 2022 included in the Original Report should be restated, and that such financial statements previously filed with the SEC should no longer be relied upon as a result of an error related to the recording of the fair value of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) issued as share based compensation in June 2022, which resulted in the Company’s consolidated general and administrative expenses for the three months and six months ended June 30, 2022 being understated by $6,297,960 in the Original Report.

On June 3, 2022, we issued an aggregate of 1,574,490 shares of Common Stock for services rendered (the “Shares”), having a fair value of $8.00 per share, the price of the Common Stock as of May 17, 2022 upon the direct listing of our Common Stock on the Nasdaq Capital Market. The Original Report incorrectly recorded a fair value of $4.00 per share. With this error being corrected in this Report, net loss increased by $6,297,960. Additionally, the change impacted our basic and diluted net loss per share of Common Stock calculations. See restated Note 2. Liquidity and Basis of Presentation to our unaudited condensed consolidated financial statements included in this Report for the adjustments to the consolidated financial statements related to this misstatement. The Company has also made corresponding amendments to applicable footnote disclosures.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles (“US GAAP”). Accordingly, the revised financial information included in this Report has been identified as “Restated.”

For ease of reference, this Reports amends Item 1. Financial Information of the Original Report.

In addition, in accordance with SEC rules, Part II, Item 6 of the Original Report has been amended to include the currently dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

For the convenience of the reader, this Report sets forth the information in the Original Report in its entirety, as such information is modified and superseded where necessary to reflect the restatements. This Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Report speaks only as of the filing date of the Original Report, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings. As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of June 30, 2022, and its disclosure controls and procedures were not effective. See additional discussion included in Part I, Item 4 of this Report.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q/A may be forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “continues,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. They appear in a number of places throughout this Quarterly Report on Form 10-Q/A, and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, future acquisitions and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q/A.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Quarterly Report on Form 10-Q/A.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. The matters summarized under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q/A could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q/A, those results or developments may not be indicative of results or developments in subsequent periods.

In light of these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Quarterly Report on Form 10-Q/A speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments, except as required by applicable law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Financial Statements (Unaudited)

BRIGHT GREEN CORPORATION

June 30, 2022 and 2021

(Expressed in United States Dollars)

BRIGHT GREEN CORPORATION

For the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)

BRIGHT GREEN CORPORATION

Condensed Balance Sheets

As at June 30, 2022 and December 31, 2021

(Expressed in United States Dollars)

	June 30, 2022	December 31, 2021
	(Unaudited) (Restated)
ASSETS
Current assets
Cash	$178,973	1,282,565
Prepaid expenses and other assets	105,526	168,226
Total current assets	284,499	1,450,791

Property, plant, and equipment (Note 6)	9,556,615	7,328,764
Intangible assets (Note 7)	1,000	1,000

Total assets	$9,842,114	8,780,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,402,885	149,935
Accrued liabilities	100,840	18,027
Due to related party (Note 10)	392,194	-
Total current liabilities	1,895,919	167,962

Long-term liabilities
Due to related party (Note 10)	-	392,194
Related party line of credit (Note 8)	2,004,767	-
Total long-term liabilities	2,004,767	392,194

Total liabilities	3,900,686	560,156

STOCKHOLDERS’ EQUITY
Common stock; $.0001 par value; 200,000,000 stock authorized; 159,818,490 and 157,544,500 stock issued and outstanding at June 30, 2022 and December 31, 2021, respectively (Note 9)	15,981	15,754
Additional paid-in capital (Note 9)	32,246,630	14,618,389
Accumulated deficit	(26,321,183)	(6,413,744)
Total stockholders’ equity	5,941,428	8,220,399

Total liabilities and stockholders’ equity	$9,842,114	8,780,555

Contingencies (Note 11)

Subsequent events (Note 12)

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months and Six Months Ended June 30, 2022 and 2021

(Expressed in United States Dollars)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Restated)		(Restated)
Revenue	$-	-	-	-

Expenses

General and administrative expenses	18,986,431	244,040	19,520,971	568,210
Depreciation	194,662	187,431	386,468	372,802
Total operating expenses	19,181,093	431,471	19,907,439	941,012

Loss before income taxes	(19,181,093)	(431,471)	(19,907,439)	(941,012)

Income tax expense	-	-	-	-
Net loss and comprehensive loss	$(19,181,093)	(431,471)	(19,907,439)	(941,012)

Weighted average common shares outstanding - basic and diluted	158,901,214	156,611,704	158,231,923	156,384,576

Net loss per common share - basic and diluted	$(0.12)	(0.00)	(0.13)	(0.01)

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months and Six Months Ended June 30, 2022 and 2021

(Expressed in United States Dollars)

	Three Months and Six Months Ended June 30, 2022
	Common Stock		Common Stock to be	Additional paid-in capital	Accumulated deficit	Total equity
	Shares	Amount	issued	(Restated)	(Restated)	(Restated)
Balance at March 31, 2022	157,557,000	$15,755	-	14,668,388	(7,140,090)	7,544,053

Common stock issued for cash (Note 9)	300,000	30	-	2,999,970	-	3,000,000
Common stock issued for services (Note 9)	2,074,490	207	-	14,595,713	-	14,595,920
Common stock cancelled that was issued for services (Note 9)	(113,000)	(11)	-	(17,441)	-	(17,452)
Net loss	-	-	-	-	(19,181,093)	(19,181,093)

Balance at June 30, 2022	159,818,490	$15,981	-	32,246,630	(26,321,183)	5,941,428

Balance at December 31, 2021 (Audited)	157,544,500	$15,754	-	14,618,389	(6,413,744)	8,220,399

Common stock issued for cash (Note 9)	312,500	31	-	3,049,969	-	3,050,000
Common stock issued for services (Note 9)	2,074,490	207	-	14,595,713	-	14,595,920
Common stock cancelled that was issued for services (Note 9)	(113,000)	(11)	-	(17,441)	-	(17,452)
Net loss	-	-	-	-	(19,907,439)	(19,907,439)

Balance at June 30, 2022	159,818,490	$15,981	-	32,246,630	(26,321,183)	5,941,428

	Three Months and Six Months Ended June 30, 2021
	Common Stock		Common Stock to be	Additional paid-in	Accumulated	Total
	Shares	Amount	issued	capital	deficit	equity
Balance at March 31, 2021	156,380,000	$15,638	-	11,658,504	(4,432,786)	7,241,356

Common stock issued for cash (Note 9)	575,000	57	-	1,149,943	-	1,150,000
Common stock issued for cash to be received (Note 9)	10,000	1	-	19,999	-	20,000
Common stock issued for services (Note 9)	15,000	2	-	29,998	-	30,000
Common stock to be issued (Note 9)	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	(431,471)	(431,471)

Balance at June 30, 2021	156,980,000	$15,698	200,000	12,858,444	(4,864,257)	8,209,885

Balance at December 31, 2020 (Audited)	156,046,000	$15,605	138,000	10,990,538	(3,923,245)	7,220,898

Common stock issued for cash, received in 2021 (Note 9)	790,000	79	-	1,579,920	-	1,579,999
Common stock issued for cash, received in 2020 (Note 9)	69,000	7	(138,000)	137,993	-	-
Common stock issued for cash to be received (Note 9)	10,000	1	-	19,999	-	20,000
Common stock issued for services (Note 9)	65,000	6	-	129,994	-	130,000
Common stock to be issued (Note 9)	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	(941,012)	(941,012)

Balance at June 30, 2021	156,980,000	$15,698	200,000	12,858,444	(4,864,257)	8,209,885

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2022 and 2021

(Expressed in United States Dollars)

	Six Months Ended
	June 30, 2022	June 30, 2021
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,907,439)	(941,012)

Adjustments to reconcile net cash used in operating activities:
Depreciation	386,468	372,802
Stock-based compensation	14,578,468	130,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	62,700	11,070
Accounts payable	1,252,950	(81,929)
Accrued liabilities	87,580	5,525
Net cash used in operating activities	(3,539,273)	(503,544)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant, and equipment	(2,614,319)	-
Net cash used in investing activities	(2,614,319)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from due to related party	-	11,299
Proceeds from related party line of credit	2,000,000	-
Proceeds from sale of stock	3,050,000	1,779,999
Net cash provided by financing activities	5,050,000	1,791,298

NET (DECREASE) INCREASE IN CASH	(1,103,592)	1,287,754
CASH, BEGINNING OF PERIOD	1,282,565	102,263
CASH, END OF PERIOD	$178,973	1,390,017

CASH PAID FOR
Interest	$-	-
Taxes	$-	-

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

The Company is in its initial stages to start building facilities to grow, research and distribute medical plants. The Company has incurred recurring losses from operations, and as at June 30, 2022, had an accumulated deficit of $26,321,183 (December 31, 2021 - $6,413,744) and a negative working capital of $1,611,420 (December 31, 2021 - working capital of $1,282,829). The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the condensed financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. During the six months ended June 30, 2022, the Company raised $3,050,000 through common stock issuances. The Company has also secured a $5,000,000 line of credit from a related party entity and has drawn a $2,000,000 from that credit facility. The Company has also drawn an additional $1,000,000 from that credit facility subsequent to June 30, 2022 (Note 12). The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors or credit facilities in a timely manner, the Company will explore available options, including but not limited to, an equity backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

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

	A.	Restatement of Previously Issued Financial Statements

The Company has restated its unaudited condensed consolidated financial statements as of and for the three months and six months ended June 30, 2022 to correct an error related to the recording of the fair value of shares issued as shared based compensation in June 2022 (the “Restatement”), which resulted in the Company’s consolidated general and administrative expenses for the three months and six months ended June 30, 2022 being understated by $6,297,960 in the Original Report. The Restatement resulted in an increase in the reported net loss by $6,297,960 for the three months and six months ended June 30, 2022, and an increase to reported accumulated deficit as of June 30, 2022 by $6,297,960. The Restatement also impacted the Company’s basic and diluted net loss per common share calculations. The following tables present the Restatement on all affected line items of our previously issued Condensed Consolidated Balance Sheets as of June 30, 2022, Condensed Consolidated Statements of Operations and Comprehensive Loss, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022. The effect of the Restatement on the June 30, 2022 stockholders’ equity balances is presented in the Condensed Consolidated Statements Shareholder’s Equity Sheet below. Regarding the Condensed Consolidated Statements of Cash Flows, the adjustment to net loss was offset by adjustments to change in operating assets and liabilities within cash flows used in operating activities.  The Restatement had no effect on total net cash flows from operating, investing or financing activities. The Restatement also impacted Note 9. Stockholders’ Equity and Note 12. Subsequent Events, which were restated in this Amended Report.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

Condensed Balance Sheet at June 30, 2022 (unaudited)	As Reported	Adjustment	As Restated
Additional Paid in Capital	25,948,670	6,297,960	32,246,630
Accumulated deficit	(20,023,223)	(6,297,960)	(26,321,183)

Condensed Statement of Operations for the three months ended June 30, 2022 (unaudited)	As Reported	Adjustment	As Restated
General and administrative expenses	12,688,471	6,297,960	18,986,431
Total operating expenses	12,883,133	6,297,960	19,181,093
Loss before income taxes	(12,883,133)	(6,297,960)	(19,181,093)
Net loss and comprehensive loss	(12,883,133)	(6,297,960)	(19,181,093)
Weighted average common shares outstanding – basic and diluted	159,575,995	(674,781)	158,901,214
Net loss per common share – basic and diluted	(0.08)	(0.04)	(0.12)

Condensed Statement of Operations for the six months ended June 30, 2022 (unaudited)	As Reported	Adjustment	As Restated
General and administrative expenses	13,223,011	6,297,960	19,520,971
Total operating expenses	13,609,479	6,297,960	19,907,439
Loss before income taxes	(13,609,479)	(6,297,960)	(19,907,439)
Net loss and comprehensive loss	(13,609,479)	(6,297,960)	(19,907,439)
Weighted average common shares outstanding – basic and diluted	158,571,176	(339,253)	158,231,923
Net loss per common share – basic and diluted	(0.09)	(0.04)	(0.13)

Condensed Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2022 (unaudited)	As Reported	Adjustment	As Restated
Common stock issued for services	8,297,753	6,297,960	14,595,713
Net loss for the three months ended June 30, 2022	(12,883,133)	(6,297,960)	(19,181,093)

Condensed Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2022 (unaudited)	As Reported	Adjustment	As Restated
Common stock issued for services	8,297,753	6,297,960	14,595,713
Net loss for the six months ended June 30, 2022	(13,609,479)	(6,297,960)	(19,907,439)

Condensed Statement of Cash Flows for the six months ended June 30, 2022 (unaudited)	As Reported	Adjustment	As Restated
Net loss	(13,609,479)	(6,297,960)	(19,907,439)
Stock-based compensation	8,280,508	6,297,960	14,578,468

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

During the six months ended June 30, 2022, the Company issued the following:

-	12,500 shares of common stock at a purchase price of $4.00 per share, for gross cash proceeds of $50,000, to one accredited investor in January 2022;

-	500,000 shares of common stock for services rendered, at a fair value of $4.00 per share determined using the per share purchase price of the latest $4.00 private placement Round, to the Chief Financial Officer of the Company, in April 2022;

-	5,000 shares of common stock that were issued in January 2021 to a director of the Company, for services valued at $2.00 per share determined using the per share purchase price of the $2.00 Round, were cancelled in April 2022;

-	300,000 shares of common stock at a purchase price of $10.00 per share, for gross cash proceeds of $3,000,000, to two accredited investors in May 2022;

-	1,574,490 shares of common stock for services rendered in connection with the Direct Listing to the Company’s advisor, or its permitted designees, contemporaneous with the Direct Listing and consistent with the direct listing price of $8.00 per share in June 2022; and

-	108,000 shares of common stock that were issued in June 2019 to a consultant of the Company (Note 11), for services valued at $0.069 per share determined using an asset approach, were cancelled in June 2022.

During the six months ended June 30, 2021, the Company issued the following:

-	869,000 shares of common stock at a purchase price of $2.00 per share, for gross cash proceed of $1,738,000 to twenty-eight accredited investors between January 2021 and June 2021, with (i) 184,000 shares issued in January 2021, which includes the 69,000 shares issued for cash proceeds of $138,000 received as of December 31, 2020, (ii) 100,000 shares issued in March 2021, (iii) 335,000 shares issued in May 2021, which includes the 10,000 shares issued for cash proceeds of $20,000 to be received, and (iv) 250,000 shares issued in June 2021;

-	25,000 shares of common stock for services rendered, at a fair value of $2.00 per share determined using the per share purchase price of the $2.00 Round, to five consultants, with (i) 10,000 shares issued in January 2021 and (ii) 15,000 shares issued in May 2021;

-	40,000 shares of common stock for services rendered, at a fair value of $2.00 per share determined using the per share purchase price of the $2.00 Round, to three directors of the Company, with (i) 10,000 shares issued in January 2021 and (ii) 30,000 shares issued in February 2021.

10.	Related Party Transactions

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

The Company’s management has evaluated the subsequent events up to August 19, 2022, the date the condensed financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following constitute material subsequent events:

On July 26, 2022, pursuant to the related party line of credit agreement by and between the Company and the Lender, dated June 5, 2022, the company received $1.0 million from the Lender.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and the financial statements and the accompanying notes thereto included in our final prospectus (the “Prospectus”) dated May 13, 2022 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in the Prospectus, our Quarterly Report on Form 10-Q for the period ended March 31, 2022 and this Quarterly Report on Form 10Q/A, for discussions of forward-looking statements and factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis, and elsewhere in this Quarterly Report on Form 10-Q/A. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Direct Listing of Common Stock

On May 17, 2022, we completed a direct listing of our common stock (the “Direct Listing”), on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BGXX.” We incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and incurred approximately $4,000,000 in general and administrative expenses during the six months ended June 30, 2022. In addition, in connection with the Direct Listing, and pursuant to a financial advisory agreement by and between the Company and EF Hutton, division of Benchmark Investments, LLC (the “Advisor”) dated April 8, 2022, we issued the Advisor, or its permitted designees, an aggregate of 1,574,490 shares of common stock in connection with the Direct Listing. The shares were issued by the Company’s transfer agent on June 3, 2022.

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

See the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q/A and our final Prospectus for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

We incurred operating expenses in the amount of $19,181,093 for the three months ended June 30, 2022, as compared with $431,471 for the same period ended 2021. We incurred operating expenses in the amount of $19,907,439 for the six months ended June 30, 2022, as compared with $941,012 for the same period ended 2021. Our operating expenses for all periods consisted entirely of general and administrative expenses and depreciation. The detail by major category within General and administrative expenses for the three months ended June 30, 2022 and 2021 is reflected in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Share based compensation	$14,578,468	30,000	$14,578,468	130,000
Professional fees	4,069,967	166,336	4,532,173	324,017
Travel	120,691	-	132,337	-
Other expenses	88,370	5,812	99,435	20,372
Licenses	70,335	5,635	81,658	10,935
Insurance	33,602	8,927	46,903	28,043
Property taxes	14,498	18,080	28,997	35,593
Land option	10,500	9,250	21,000	19,250
Total general and administrative expenses	$18,986,431	244,040	$19,520,971	568,210
Depreciation	194,662	187,431	386,468	372,802
Total operating expenses	$19,181,093	431,471	$19,907,439	941,012

The increase of $18,742,391 and $18,952,761 in our general and administrative expenses for the three and six months ended June 30, 2022, respectively, versus the same periods ended 2021 is largely the result of increased spending on share based compensation to service providers and executives and professional fees associated with the Direct Listing.

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

The Company is in its initial stages to start building facilities to grow, research and distribute medical plants. The Company has incurred recurring losses from operations, and as at June 30, 2022, had an accumulated deficit of $26,321,183 (December 31, 2021 -$6,413,744) and a negative working capital of $1,611,420 (December 31, 2021 - working capital of $1,282,829). The Company has also drawn down an additional $1,000,000 on the Related Party Line of Credit subsequent to June 30, 2022. The Company has sufficient working capital, inclusive of the ability to drawn down an additional $2,000,000 on the Related Party Line of Credit to pay its operating expenses for a period of at least 12 months from the date the condensed financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. During the three months ended June 30, 2022, the Company raised $3,000,000 through common stock issuances. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors in a timely manner, the Company will explore available options, including but not limited to, an equity backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 3 “Summary of Significant Accounting Policies,” in the Company’s financial statements included in this Quarterly Report on Form 10-Q/A. During the six months ended June 30, 2022, no material changes were made to the Company’s significant accounting policies.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the fiscal quarter covered by this Report. On August 16, 2022, management determined that we made certain errors related to the fair value recorded for shares issued for services rendered in June 2022. The fair value of such shares is $8.00 per share but was recorded as $4.00 per share in the Original Report. As a result, we determined that there were material errors in the financial information that required a restatement of our Form 10-Q for the quarterly period ended June 30, 2022. For information, see the Explanatory Note to this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below with respect to our ongoing remediation efforts.

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022. In Management’s Report on Internal Control over Financial Reporting included in our Original Report for the quarter ended June 30, 2022, our management previously concluded that we maintained effective internal control over financial reporting as of June 30, 2022. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of June 30, 2022. This determination was made as a result of a recording error of the fair value of shares of Common Stock we issued for services in June 2022. Such shares have a fair value of $8.00 per share, the price of our Common Stock at the time of our Direct Listing, but were initially recorded at a fair value of $4.00 per share. With this error being corrected in this Report, net loss increased by $6,297,960. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness.

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

An investment in our securities involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this quarterly report before deciding whether to invest in our securities, together with the risks and information set forth in our final Prospectus dated May 13, 2022 and filed with the SEC on May 17, 2022. If any of these risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment in our securities. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this quarterly report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Publicly traded companies’ stock prices in general, and our stock price in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, on May 18, 2022 and August 18, 2022, the closing price of our common stock was $48.08 and $1.20, respectively, and the daily trading volume on these days was approximately 3,221,100 and 504,200 shares, respectively. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a proportion of our common stock has been, and may continue to be, traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in the market price. Additionally, these and other external factors have caused, and may continue to cause, the market price and demand of our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022, as a result of the restatement of our unaudited financial information as of and for the quarter ended June 30, 2022. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material error in our annual or interim financial statements will not be prevented or detected on a timely basis. In Management’s Report on Internal Control over Financial Reporting included in our Original Report for the quarter ended June 30, 2022, our management previously concluded that we maintained effective internal control over financial reporting as of June 30, 2022. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of June 30, 2022. This determination was made as a result of a recording error of the fair value of shares of Common Stock we issued for services in June 2022. Such shares have a fair value of $8.00 per share, the price of our Common Stock at the time of our Direct Listing, but were initially recorded at a fair value of $4.00 per share. With this error being corrected in this Report, net loss increased by $6,297,960. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

*	Filed Herewith

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT GREEN CORPORATION

Date: August 19, 2022	By:	/s/ Terry Rafih
Terry Rafih
Interim Chief Executive Officer

Date: August 19, 2022	By:	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer

