Form 10-Q
period 2022-09-30
Bright Green Corp
filed 2022-11-14
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022 there were 169,342,300 shares of the registrant’s common stock outstanding and nil shares of the registrant’s preferred shares outstanding.

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

1

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Financial Statements (Unaudited)

BRIGHT GREEN CORPORATION

September 30, 2022 and 2021

(Expressed in United States Dollars)

BRIGHT GREEN CORPORATION

For the Three Months and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

BRIGHT GREEN CORPORATION

Condensed Balance Sheets

As at September 30, 2022 and December 31, 2021

(Expressed in United States Dollars)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$4,062,457	1,282,565
Prepaid expenses and other assets	90,594	168,226
Total current assets	4,153,051	1,450,791

Deposits (Note 5 and 9)	1,427,973	-
Property, plant, and equipment (Note 7)	12,417,408	7,328,764
Intangible assets (Note 8)	1,000	1,000

Total assets	$17,999,432	8,780,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,048,005	149,935
Accrued liabilities (Note 12)	379,092	18,027
Due to related party (Note 12)	392,194	-
Total current liabilities	2,819,291	167,962

Long-term liabilities
Due to related party (Note 12)	-	392,194
Related party line of credit note (Note 10)	2,034,497	-
Total long-term liabilities	2,034,497	392,194

Total liabilities	4,853,788	560,156

STOCKHOLDERS’ EQUITY
Common stock; $.0001 par value; 200,000,0000 shares authorized; 169,342,300 and 157,544,500 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (Note 11)	16,933	15,754
Common stock to be issued (Note 11)	3,844,500	-
Additional paid-in capital (Note 11)	41,382,411	14,618,389
Accumulated deficit	(32,098,200)	(6,413,744)
Total stockholders’ equity	13,145,644	8,220,399

Total liabilities and stockholders’ equity	$17,999,432	8,780,555

Contingencies (Note 13)
Subsequent events (Note 14)

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$-	-	-	-

Expenses

General and administrative expenses	5,636,736	438,722	25,157,707	1,006,911
Depreciation	140,281	189,491	526,749	562,293
Total operating expenses	5,777,017	628,213	25,684,456	1,569,204

Loss before income taxes	(5,777,017)	(628,213)	(25,684,456)	(1,569,204)

Income tax expense	-	-	-	-
Net loss and comprehensive loss	$(5,777,017)	(628,213)	(25,684,456)	(1,569,204)

Weighted average common shares outstanding - basic and diluted	161,681,844	157,024,819	159,394,535	156,600,359

Net loss per common share - basic and diluted	$(0.04)	(0.00)	(0.16)	(0.01)

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

	Three Months and Nine Months Ended September 30, 2022
	Common Stock		Common Stock	Additional	Accumulated	Total
	Shares	Amount	to be issued	paid-in capital	deficit	equity
Balance at June 30, 2022	159,818,490	$15,981	-	32,246,630	(26,321,183)	5,941,428

Common stock and warrants issued for cash in private placement, net of issuance costs of $863,267 (Note 11)	9,523,810	952	-	9,135,781	-	9,136,733
Common stock to be issued for services (Note 11)	-	-	3,844,500	-	-	3,844,500
Net loss	-	-	-	-	(5,777,017)	(5,777,017)

Balance at September 30, 2022	169,342,300	$16,933	3,844,500	41,382,411	(32,098,200)	13,145,644

Balance at December 31, 2021 (Audited)	157,544,500	$15,754	-	14,618,389	(6,413,744)	8,220,399

Common stock issued for cash (Note 11)	312,500	31	-	3,049,969	-	3,050,000
Common stock and warrants issued for cash in private placement, net of issuance costs of $863,267 (Note 11)	9,523,810	952	-	9,135,781	-	9,136,733
Common stock issued for services (Note 11)	2,074,490	207	-	14,595,713	-	14,595,920
Common stock to be issued for services (Note 11)	-	-	3,844,500	-	-	3,844,500
Common stock cancelled that was issued for services (Note 11)	(113,000)	(11)	-	(17,441)	-	(17,452)
Net loss	-	-	-	-	(25,684,456)	(25,684,456)

Balance at September 30, 2022	169,342,300	$16,933	3,844,500	41,382,411	(32,098,200)	13,145,644

	Three Months and Nine Months Ended September 30, 2021
	Common Stock		Common Stock	Additional	Accumulated	Total
	Shares	Amount	to be issued	paid-in capital	deficit	equity
Balance at June 30, 2021	156,980,000	$15,698	200,000	12,858,445	(4,864,236)	8,209,907

Common stock issued for cash (Note 11)	154,000	15	-	461,985	-	462,000
Common stock issued for services (Note 11)	10,000	1	-	29,999	-	30,000
Common stock to be issued (Note 11)	-	-	102,000	-	-	102,000
Shares to be issued (Note 11)	100,000	10	(200,000)	199,990	-	-
Net loss	-	-	-	-	(628,213)	(628,213)

Balance at September 30, 2021	157,244,000	$15,724	102,000	13,550,419	(5,492,449)	8,175,694

Balance at December 31, 2020 (Audited)	156,046,000	$15,605	138,000	10,990,538	(3,923,245)	7,220,898

Common stock issued for cash, received in 2021 (Note 11)	1,044,000	104	-	2,241,896	-	2,242,000
Common stock issued for cash, received in 2020 (Note 11)	69,000	7	(138,000)	137,993	-	-
Common stock issued for cash to be received (Note 11)	10,000	1	-	19,999	-	20,000
Common stock issued for services (Note 11)	75,000	7	-	159,993	-	160,000
Common stock to be issued (Note 11)	-	-	102,000	-	-	102,000
Net loss	-	-	-	-	(1,569,204)	(1,569,204)

Balance at September 30, 2021	157,244,000	$15,724	102,000	13,550,419	(5,492,449)	8,175,694

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

	Nine Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(25,684,456)	(1,569,204)

Adjustments to reconcile net cash used in operating activities:
Depreciation	526,749	562,293
Stock-based compensation	18,422,968	160,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	77,632	(63,952)
Accounts payable	1,898,070	(114,800)
Accrued liabilities	361,065	-
Accrued interest	54,507	-
Net cash used in operating activities	(4,343,465)	(1,025,663)

CASH FLOWS FROM INVESTING ACTIVITIES

Deposits	(1,427,973)	-
Purchase of property, plant, and equipment	(5,615,393)	-
Net cash used in investing activities	(7,043,366)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	-	15,017
Payments to related party	-	(70,250)
Proceeds from related party line of credit	3,491,057	-
Payments to related party line of credit	(1,511,067)	-
Proceeds from issuance of common stock	3,050,000	2,344,000
Proceeds from issuance of common stock and warrants,
issued in private placement, net of issuance costs	9,136,733	-
Net cash provided by financing activities	14,166,723	2,288,767

NET INCREASE IN CASH	2,779,892	1,263,104
CASH, BEGINNING OF PERIOD	1,282,565	102,263
CASH, END OF PERIOD	$4,062,457	1,365,367

CASH PAID FOR
Interest	$-	-
Taxes	$-	-

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

1. Description of Business and Organization

Bright Green Corporation (the “Company”) was incorporated on April 16, 2019, under the Delaware General Corporation Law. The Company is located in Grants, New Mexico. The Company holds the land, greenhouse and patents required in the growth, production, and research of medicinal plants.

On May 28, 2019, the Company entered into a merger agreement with Bright Green Grow Innovation, LLC (“BGGI”) (Note 6).

On October 30, 2020, Grants Greenhouse Growers, Inc. (“GGG”), a New Mexico corporation, merged with the Company (Note 6).

On November 10, 2020, Naseeb, Inc. (“Naseeb”), a New Mexico corporation, merged with the Company (Note 6).

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

The Company is a start-up company at September 30, 2022 and has no revenue.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

2. Liquidity and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP were omitted pursuant to such rules and regulations. The financial information contained in this report should be read in conjunction with the financial information and notes thereto for the fiscal years ended December 31, 2021 and 2020 filed as a part of the Registration Statement. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022. As of September 30, 2022, the Company had cash of $4,062,457 compared to $1,282,565 as of December 31, 2021. The increase of $2,779,892 in cash was mainly by cash received from the sales of common stock of $12,186,733. This increase was partly offset by the use of funds for the construction in progress, deposit for equipment, and the costs associated with the Company’s Registration Statement. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities, an advance from a director and since September 2022 a $3,491,057 draw on a line of credit. As at September 30, 2022, the Company had a total stockholders’ equity of $13,145,644 (December 31, 2021 - $8,220,399).

The Company is in its initial stages to start building facilities to grow, research and distribute medical plants. The Company has incurred recurring losses from operations, and as at September 30, 2022, had an accumulated deficit of $32,098,200 (December 31, 2021 -$6,413,744) and a positive working capital of $1,333,760 (December 31, 2021 - working capital of $1,282,829). The Company does has sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the condensed financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. During the nine months ended September 30, 2022, the Company raised $12,186,733 through common stock issuances. The Company has also secured a $5,000,000 line of credit from a related party entity and has drawn $3,491,057 and paid down $1,511,067, leaving available $3.02 million to draw from that credit facility (Note 10). The Company amended the line of credit subsequent to September 30, 2022 to increase the capacity by $10.0 million (Note 14). The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors or credit facilities in a timely manner, the Company will explore available options, including but not limited to, an equity backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

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

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies

  A. Basis of Measurement

The condensed financial statements of the Company have been prepared on an historical cost basis except as indicated otherwise.

  B. Property, Plant, and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property plant and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant and equipment, except land, which is not depreciated, is provided using the declining balance method, or straight-line method, with estimated lives as follows:

Building and improvement - declining balance method	10 year life
Furniture and fixtures - straight-line method	3 year life

Construction in progress is not depreciated until the asset is placed in service.

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

  D. Intangible Assets

The Company’s intangible assets consist of certain licenses (Note 6) which will be amortized over the term of each license. The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

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

The carrying amounts reported in the condensed balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization, low risk of counterparty default and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. As of September 30, 2022 and December 31, 2021, there were no Level 1 assets or liabilities.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2022 and December 31, 2021, there were no Level 2 assets or liabilities.

Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

  F. Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs totaled $67,405 and $16,191 for the nine months ended September 30, 2022 and 2021, respectively.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

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

  I. Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for how public business enterprises report information about operating segments in the Company’s condensed financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in the United States of America and the Company is a start-up company as at September 30, 2022 and 2021 and has no revenue. The Company’s reportable segments and operating segments will include its growth, production and research of medicinal plants operations.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

  J. Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to valuation allowance for deferred tax assets, valuation of warrants and stock-based compensation and assignment of the useful lives of property and equipment. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

  K. Stock-based Compensation

The Company accounts for stock-based payments in accordance with the provision of ASC 718, which requires that all stock-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the condensed statements of operations and comprehensive loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to stock-based awards is recognized over the requisite service period, which is generally the vesting period.

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

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

  L. Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB, ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.  For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations and comprehensive loss.

  M. Standards, Amendments, and Interpretations Adopted

  1) Modification of Equity-Classified Written Call Options

In April 2021, The FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. This update is effective for annual periods beginning after December 15, 2021, and interim periods withing those periods, and early adoption is permitted. The Company adopted this accounting policy as of January 1, 2022.

  2) Leases

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

The new standard became effective for public business entities on January 1, 2019, with early adoption permitted. The new standard became effective for the Company on May 17, 2022, the date the Company became a public entity. The Company adopted this accounting policy as of May 17, 2022.

A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company continues to evaluate certain aspects of the new standard, including those still being revised by the FASB, the new standard does not have a material effect on the Company’s financial statements. As of September 30, 2022, the Company does not have any leases.

4. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $3,812,457 and $1,032,565 in excess of the FDIC insured limit at September 30, 2022 and December 31, 2021, respectively.

5. Deposits

Deposits are comprised of two down payments for two construction of equipment contracts for which the Company has not yet taken title (Note 9).

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

6. Merger Transactions

  A. Bright Green Grow Innovations, LLC Merger

On May 28, 2019, the Company entered into a merger agreement with BGGI. Pursuant to the merger agreement, BGGI transferred to the Company two parcels of land and a greenhouse building having a total net carrying value of $9,128,851 in exchange for shares of the Company (Note 7). The land transfer consisted of a 70-acre lot with a greenhouse at 1033 George Hanosh Blvd., Grants, New Mexico 87020 and a 40-acre lot in the City of Grants, New Mexico. The Company assessed that the merger transaction did not qualify as a business combination in accordance with the provisions of ASC 805. The Company accounted for the merger as an acquisition of assets. Since, under ASC 850, the merger was considered as a related party transaction by virtue of common ownership and management, the assets transferred to the Company have been accounted for at historical carrying values of BGGI.

  B. Grants Greenhouse Growers, Inc. Merger

On October 30, 2020, the Company entered into a merger agreement with GGG (“GGG”) (the “GGG Merger Agreement”). Pursuant to the GGG Merger Agreement, GGG was merged into the Company in exchange for 1,000,000 shares of the Company. GGG had no assets or liabilities, other than the following option agreements:

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

6. Merger Transactions (continued)

  C. Naseeb, Inc. Merger

On November 10, 2020, the Company entered into a merger agreement with Naseeb and the sole shareholder of Naseeb, who is also a shareholder and Chairman and Chief Executive Officer of the Company. Pursuant to the Naseeb merger agreement, Naseeb was merged into the Company in exchange for 10,000,000 shares of the Company. Naseeb transferred to the Company their assistance that was used by the Company towards obtaining the following licenses and patents to the Company:

-	New Mexico Hemp License: Industrial Hemp is an agricultural plant that uses all the byproducts of the plant such as seeds and twigs in the production of hemp seed, hemp fiber, and other eco-friendly products.

-	New Mexico Board of Pharmacy Schedule 1 Bulk Manufacturers License: Securing the license was required as part of the application and consideration for a federal license. Additionally, being licensed as a Schedule 1 Bulk Manufacturer allows the Company to develop and distribute Schedule 1 drugs; an authorization precedent to the ability to grow, extract and distribute other cannabidiols, such as CBG and CBN. Moreover, with this license, the Company is exempt from the restrictions generally applicable to the cannabis industry, such as plant count and per plant taxes.

-	Federal Medical Marijuana License: The Company has a formal agreement with the Drug Enforcement Administration for the construction and operation of a federally licensed agricultural center to grow and distribute marijuana, or its chemical constituents, supplying legitimate researchers in the United States.

-	Patents: The patents held by the Company provide innovative medical therapies to a wide range of conditions. These patents can be sold, licensed, or directly marketed as clinical trials are conducted and approved by the FDA.

The Company assessed that the merger transaction did not qualify as a business combination in accordance with the provisions of ASC 805. The Company accounted for the merger as an acquisition of assets. Since, under ASC 850, the merger was considered as a related party transaction by virtue of common ownership and management, the assets transferred to the Company have been accounted for at historical cost of Naseeb of $1,000 (Note 8).

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

7. Property, Plant, and Equipment

The Company owns an expansive 22-acre modern Dutch “Venlo style” glass greenhouse situated on 70 acres in Grants, New Mexico. It is being retrofitted for growing, processing and distribution of medicinal plants, including Marijuana, for medical researchers licensed by the Drug Enforcement Administration.

Property, plant, and equipment at September 30, 2022 and December 31, 2021, consisted of the following:

	September 30, 2022	December 31, 2021
Furniture and fixtures	$88,690	-
Land	260,000	260,000
Construction in progress	5,829,420	302,717
Building and improvement	8,883,851	8,883,851
	15,061,961	9,446,568
Accumulated depreciation	(2,644,553)	(2,117,804)
Net property, plant, and equipment	$12,417,408	7,328,764

The amount of interest costs capitalized and included in construction in progress totaled $54,507 and $nil at September 30, 2022 and December 31, 2021, respectively (Note 10).

8. Intangible Assets

Intangible assets at September 30, 2022 and December 31, 2021, consisted of the following:

	September 30, 2022	December 31, 2021
Licenses (Note 6)	$1,000	1,000
Accumulated amortization	-	-
Net intangible assets	$1,000	1,000

9. Commitments

During 2022, the Company entered into two contracts to purchase equipment for $2,855,945. The Company made two deposits totaling $1,427,973 as of September 30, 2022 (Note 5). The remaining balance of $1,427,972 is due upon delivery.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

10. Related Party Line of Credit Note

On June 5, 2022, the Company and LDS Capital LLC (“Lender”), whose managing member is a member of the Company’s board of directors (the “Board”), entered into an unsecured line of credit in the form of a note (the “June Note”). The Note provides that the Company may borrow up to $5.0 million, including an initial loan in the amount of $3.0 million, through June 4, 2025 (the “June Note Maturity Date”) from Lender. Prior to the June Note Maturity Date, the Company may borrow up to an additional $2.0 million under the June Note, at Lender’s sole discretion, and subject to the Company’s request of such additional funds form Lender (each loan furnished under the June Note individually, a “Loan,” and collectively, the “Loans”). The Company has the right, but not the obligation, to prepay any Loan, in whole or in part, prior to the June Note Maturity Date. Interest on the unpaid principal amount of any Loan accrues through the earlier of the June Note Maturity Date or the date of prepayment on such Loan, at a rate of 2% per annum plus the Prime Rate (the rate of interest per annum announced from time to time by JPMorgan Chase Bank as its prime rate). If the principal and interest, if any, of any Loan is not paid in full on the Maturity Date, additional penalty interest will accrue on such Loan in the amount of 2% per annum. As of September 30, 2022, the Lender has funded the Company $3,491,057 with the Company paying back $1,511,067 of those funds. As of September 30, 2022, there was accrued interest of $54,507. The funds have been used for the construction in progress and interest expense of $54,507 has been capitalized (Note 7).

The Company amended the line of credit subsequent to September 30, 2022 to increase the capacity by $10.0 million (Note 14).

11. Stockholders’ Equity

The Company has authorized 200,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2022 and December 31, 2021, there were 169,342,300 and 157,544,500, respectively, shares of common stock issued and outstanding. The Company has not issued any preferred shares to date.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

11. Stockholders’ Equity (continued)

During the three and nine months ended September 30, 2022, the Company issued the following:

-	12,500 shares of common stock at a purchase price of $4.00 per share, for gross cash proceeds of $50,000, to one accredited investor in January 2022;

-	500,000 shares of common stock for services rendered, at a fair value of $4.00 per share, to the Chief Financial Officer of the Company, in April 2022;

-

1,574,490 shares of common stock for services rendered in connection with the Direct Listing to the Company’s advisor, or its permitted designees, contemporaneous with the Direct Listing and consistent with the direct listing price of $8.00 per share in June 2022;

-	5,000 shares of common stock that were issued in January 2021 to a director of the Company, for services valued at $2.00 per share, were cancelled in April 2022;

-	300,000 shares of common stock at a purchase price of $10.00 per share, for gross cash proceeds of $3,000,000, to two accredited investors in May 2022; and

-

108,000 shares of common stock that were issued in June 2019 to a consultant of the Company, for services valued at $0.069 per share determined using an asset approach, were cancelled in June 2022; and

-

9,523,810 shares of Common Stock and warrants to purchase up to an aggregate of 9,523,810 shares of Common Stock, in a private placement offering, in September 2022 (the “September 2022 Private Placement”).

On September 7, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors. The combined purchase price of one Share and accompanying Warrant was $1.05. Subject to certain ownership limitations, the Warrants are exercisable immediately after issuance at an exercise price equal to $1.05 per share of Common Stock (the “Exercise Price”), subject to adjustments as provided under the terms of the Warrants. The Warrants have a term of five years from the date of issuance. The September 2022 Private Placement closed on September 12, 2022. The Company received gross proceeds of approximately $10 million before deducting transaction related fees and expenses payable by the Company.

In connection with the September Private Placement, the Company entered into a Registration Rights Agreement with the investors. The Company’s registration statement on Form S-1 to register the securities issued in the September Private Placement went effective on September 21, 2022.

Transaction costs incurred related to the September Private Placement include the following: (i) placement agent fees of $800,000, (ii) legal expenses of $55,617, and (iii) escrow agent expenses of $7,650.

September Warrants

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price of $1.65, exercise price of $1.05, term of five years, volatility of 174.3%, risk-free rate of 3.41%, probability of dilutive issuance of 15%, estimated timing of dilutive issuance of four and a half months, and expected time to conversion of five years). The grant date fair value of these Warrants was estimated to be $4,489,662 on September 12, 2022 of the gross proceeds and is reflected within additional paid-in capital as of September 30, 2022.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

11. Stockholders’ Equity (continued)

During the three and nine months ended September 30, 2021, the Company issued the following:

-

969,000 shares of common stock at a purchase price of $2.00 per share, for gross cash proceed of $1,938,000 to twenty-nine accredited investors between January 2021 and September 2021, with (i) 184,000 shares issued in January 2021, which includes the 69,000 shares issued for cash proceeds of $138,000 received as of December 31, 2020, (ii) 100,000 shares issued in March 2021, (iii) 335,000 shares issued in May 2021, which includes the 10,000 shares issued for cash proceeds of $20,000 to be received, (iv) 250,000 shares issued in June 2021, and (v) 100,000 shares issued in September 2021 for cash proceeds of $200,000 received in May 2021;

-	154,000 shares of common stock at a purchase price of $3.00 per share, for gross cash proceed of $462,000 to one hundred fifty-four accredited investors in September 2021;

-	25,000 shares of common stock for services rendered, at a fair value of $2.00 per share, to five consultants, with (i) 10,000 shares issued in January 2021 and (ii) 15,000 shares issued in May 2021;

-	40,000 shares of common stock for services rendered, at a fair value of $2.00 per share determined using the per share purchase price of the $2.00 Round, to three directors of the Company, with (i) 10,000 shares issued in January 2021 and (ii) 30,000 shares issued in February 2021;

-	10,000 shares of common stock for services rendered, at a fair value of $3.00 per share, to two directors of the Company in September 2021.

In September 2021, cash proceeds of $102,000 were received for 34,000 shares of common stock, which have been issued subsequent to period end.

Common stock to be issued

At September 30, 2022, there was 3,087,500 shares of common stock to be issued for services, to the Chief Executive Officer of the Company, with (i) 3,000,000 shares valued at $1.25 per share determined using the closing price per share on September 21, 2022, and (ii) 87,500 shares valued at $1.08 per share determined using the closing price per share on September 30, 2022.

12. Related Party Transactions

Other than the transactions disclosed elsewhere in the condensed financial statements, the following are the other significant related party transactions and balances:

At September 30, 2022 and December 31, 2021, the due to related party balance totaled $392,194 and $392,194, respectively. The balance represents advances from the majority shareholder for payment of Company expenses. The amount is unsecured, non-interest bearing with no terms of repayment. The shareholder has agreed in writing that no payment will be required by the Company to the lender prior to January 31, 2023.

Included in common stock to be issued for services during the nine months ended September 30, 2022, were 3,087,500 shares of common stock to be issued to the Chief Executive Officer of the Company (Note 11).

Included in common stock issued for services during the nine months ended September 30, 2022, were 500,000 shares of common stock issued to the Chief Financial Officer of the Company (Note 11).

Included in common stock issued for services during the nine months ended September 30, 2021, were 50,000 shares of common stock issued to the five directors of the Company (Note 11).

At September 30, 2022, $125,000 was due to the Company’s Chief Executive Officer, who also is a shareholder. The amount is included in accrued liabilities in the Condensed Balance Sheet.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

12. Related Party Transactions (continued)

At September 30, 2022, $30,720 was due to a company wholly owned by the Company’s Chief Financial Officer, who also is a shareholder. The amount is included in accounts payable in the Condensed Balance Sheet.

At September 30, 2022, $160,000 was due to the Company’s former Chief Executive Officer, who also is a shareholder. The amount is included in accrued liabilities in the Condensed Balance Sheet.

At September 30, 2022, the outstanding balance on the line of credit of $2,034,497 was due to a Lender, whose managing member is a member of the Board (Note 10).

13. Contingencies

In the ordinary course of business, the Company may routinely be a defendant in, or party to a number of pending and threatened legal actions including actions brought on behalf of various classes of claimants. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of such matters will be. Legal provisions are established when it becomes probable that the Company will incur an expense related to a legal action and the amount can be reliably estimated. Such provisions are recorded at the best estimate of the amount required to settle any obligation related to these legal actions as at the condensed balance sheet date, taking into account the risks and uncertainties surrounding the obligation. Management and internal and external experts are involved in estimating any amounts that may be required. The actual costs of resolving these claims may vary significantly from the amount of the legal provisions. The Company’s estimate involves significant judgement, given the varying stages of the proceedings, the fact that the Company’s liability, if any, has yet to be determined and the fact that the underlying matters will change from time to time. Other than as set forth below, the Company is not presently a party to any litigation. The Company is not able to make a reliable assessment of the potential losses as these matters are at an early stage, accordingly, no amounts have been accrued in the condensed financial statements.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Expressed in United States Dollars)

14. Subsequent Events

The Company’s management has evaluated the subsequent events up to November 14, 2022. The date the condensed financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following constitute material subsequent events:

On October 3, 2022, the Company entered into a Secondary Stock Purchase Agreement and Release (the “Secondary SPA”) with Phytotherapeutix Holdings Ltd., a United Kingdom entity (“Phyto”), Equipped4 Holdings Limited, a United Kingdom entity (“Equipped”), TPR Global Limited, a United Kingdom entity (“TPR”) (Phyto, Equipped and TPR, each, a “Seller” and collectively, the “Sellers”) and Alterola Biotech Inc., a Nevada corporation (the “Alterola”) (the Company, the Sellers and Alterola, collectively, the “Parties”) providing for the purchase by the Company of shares of Common Stock of Alterola from the Sellers (the “Transferred Shares”). The Secondary SPA provides that, as of the date thereof, the authorized shares of Alterola consist of 2,000,000,000 shares of common stock, $0.0001 par value, of which 807,047,948 shares are issued and outstanding. The Sellers in aggregate sold 201,761,982 Transferred Shares to the Company for a purchase price of $3,999,999 pursuant to the payment schedule set forth in the Secondary SPA. Following the receipt of each installment payment, the Sellers agreed to loan to Alterola the proceeds such Seller received from the foregoing sale of its Transferred Shares pursuant to a loan agreement (the “Loan Agreement”). The Company has the option to purchase Alterola’s remaining issued and outstanding common stock for an additional $6 million in cash and $40 million in stock, for a total enterprise value of $50 million.

The Sellers held 67% of the Alterola’s total outstanding shares prior to the closing of the Secondary SPA. As a result of this transaction, the Company obtained ownership or voting power of approximately 25% of the total outstanding shares of the Alterola.

Concurrently with the signing of the Secondary SPA, the Company and the Sellers entered into a voting agreement (the “Voting Agreement”) whereby the Sellers agree to vote in favor of the adoption of an agreement to effect the Company’s acquisition of Alterola or Alterola’s merger into the Company or a subsidiary of the Company, as the case may be, pursuant to additional terms set forth in the Voting Agreement. Pursuant to the Voting Agreement, the Sellers executed an irrevocable proxy (the “Irrevocable Proxy”) whereby the Sellers granted the Company an irrevocable proxy to vote the Sellers’ Subject Shares (as defined therein) in a manner consistent with the Voting Agreement and pursuant to additional terms set forth in the Irrevocable Proxy.

On October 28, 2022, the Board of Directors, whose members control a majority of the outstanding shares of the Company, approved a proposal to amend the Second Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of capital stock of the Company from 210,000,000 to 510,000,000, the full amount of such increase will increase the total number of authorized shares of common stock, $0.0001 par value per share from 200,000,000 shares to 500,000,000 shares. The Board also approved a proposal to adopt an Omnibus Equity Plan to provide for the issuance of up to 13,547,384 shares of common stock in equity incentive awards, such as options, restricted stock and stock appreciation rights, in order to attract and retain qualified personnel, directors and consultants and align their interests with those of the Company’s stockholders. Additionally, the Board approved the issuance of shares of common stock pursuant to the terms of the Executive Employment Agreement between Terry Rafih and the Company, whereby, the Company is obligated to grant Mr. Rafih 10,000,000 shares of Common Stock, 3,000,000 of which will be fully vested and non- forfeitable upon issuance and 7,000,000 of which will vest and become non-forfeitable on a quarterly basis over a two-year period commencing on the date of the stockholders approve the grant. On November 10, 2022, the Company filed a Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934

On November 14, 2022, the Company and LDS Capital LLC amended the June Note to increase the line of credit from $5.0 million to $15.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in in our prospectus (the “Prospectus”) dated September 30, 2022 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), s, our Quarterly Report on Form 10-Q/A for the period ended June 30, 2022 and this Quarterly Report on Form 10Q, for discussions of forward-looking statements and factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis, and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

BGC was incorporated in the State of Delaware in April 2019. In October 2020, BGC and Grants Greenhouse Growers, Inc. (“GGG”) entered into a merger agreement pursuant to which GGG was merged into the Company in exchange for 1,000,000 shares of the Company. In November 2020, BGC, Naseeb, Inc. (“Naseeb”), and the sole shareholder of Naseeb, who is also a shareholder, the Chairman and the Chief Executive Officer of the Company, entered into a merger agreement pursuant to which Naseeb was merged into the Company in exchange for 10,000,000 shares of the Company.

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

In addition to the existing greenhouse, BGC will be undergoing new construction to establish a state-of-the-art facility headquartered on our property in Grants, NM. First, we will retrofit the 22-acre existing greenhouse to make it operational. This renovation is underway and we expect it to be completed in December 2022. Within the first 10- acres of that existing greenhouse retrofit, we will include a two-acre University Greenhouse to begin housing our cannabis research, development, cultivation and manufacturing operations. This greenhouse facility will have production capacity for 50,000 cannabis plants at all times of differing maturity levels. Additionally, we estimate we will harvest approximately 300,000 mature plants per year (with multiple harvests per year). The University Greenhouse will house our research and development facility pursuant to potential partnership and other arrangements with leading U.S. universities.

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

Recent Developments

June 2022 Shareholder Line of Credit

On June 5, 2022, the Company and LDS Capital LLC (“Lender”), whose managing member is a member of the Company’s board of directors (the “Board”), entered into an unsecured line of credit in the form of a note (the “June Note”). The June Note provides that the Company may borrow up to $5.0 million, including an initial loan in the amount of $3.0 million, through June 4, 2025 (the “June Note Maturity Date”) from Lender. Lender has committed to fund to the Company $3.0 million under the June Note by June 30, 2022. Prior to the June Note Maturity Date, the Company may borrow up to an additional $2.0 million under the June Note, at Lender’s sole discretion, and subject to the Company’s request of such additional funds form Lender (each loan furnished under the June Note individually, a “Loan,” and collectively, the “Loans”). The Company has the right, but not the obligation, to prepay any Loan, in whole or in part, prior to the June Note Maturity Date. Interest on the unpaid principal amount of any Loan accrues through the earlier of the June Note Maturity Date or the date of prepayment on such Loan, at a rate of 2% per annum plus the Prime Rate (the rate of interest per annum announced from time to time by JPMorgan Chase Bank as its prime rate). If the principal and interest, if any, of any Loan is not paid in full on the Maturity Date, additional penalty interest will accrue on such Loan in the amount of 2% per annum.

As of September 30, 2022, the Company had drawn down approximately $2.0 million under this June Note.

On November 14, 2022, the Company and LDS Capital LLC amended the June Note to increase the line of credit from $5.0 million to $15.0 million, and thus has a drawing capacity of $13.0 million.

September 2022 Private Placement

On September 7, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (each individually, an Investor, and collectively, the “Investors”) for the sale by the Company of (i) 9,523,810 shares of the Company’s common stock and (ii) warrants to purchase up to an aggregate of 9,523,810 shares of common stock in a private placement offering (the “September Private Placement”). The combined purchase price of one share of common stock and accompanying warrant was $1.05. Subject to certain ownership limitations, the warrants are exercisable immediately after issuance at an exercise price equal to $1.05 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants have a term of five years from the date of issuance.

The September Private Placement closed on September 12, 2022. The Company received gross proceeds of approximately $10 million before deducting transaction related fees and expenses payable by the Company.

EF Hutton, division of Benchmark Investments, LLC (“Hutton”) acted as the placement agent in connection with the September 2022 Private Placement. Pursuant to the Placement Agent Agreement entered into between the Company and Hutton on September 12, 2022 (the “Placement Agent Agreement”), Hutton was paid a commission equal to 7% of the gross proceeds received by the Company in the September 2022 Private Placement. The Company also reimbursed Hutton $100,000 for out-of-pocket expenses, including the reasonable fees, costs and disbursements of its legal counsel. Pursuant to the Placement Agent Agreement, Hutton received a twelve month right of first refusal to act as sole investment banker, sole book-runner, and/or sole placement agent, at Hutton’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings during such twelve month period. The Placement Agent Agreement also contains indemnity and other customary provisions for transactions of this nature.

On September 22, 2022, the Company filed a resale registration statement on Form S-1 (the “Resale Registration Statement”) with the SEC pursuant to the Exchange Act covering the shares of common stock and the shares of common stock issuable upon exercise of the warrants sold in connection with the September 2022 Private Placement. The Resale Registration Statement was declared effective by the SEC on September 30, 2022.

Arrangement with Alterola

On August 25, 2022, we entered into a non-binding letter of intent (the “Alterola Agreement”) with Alterola Biotech Inc. (“Alterola”) pursuant to which we agreed to explore a merger transaction with Alterola. Pursuant to the Alterola Agreement, the Company agreed to acquire 25% (the “Initial Shares”) of the issued and outstanding shares of common stock, par value $0.001 per share of Alterola (“Alterola Stock”), subject to customary due diligence and applicable regulatory approvals. Additionally, pursuant to the Alterola Agreement, we received a six-month option (the “Alterola Option”) to acquire all remaining issued and outstanding shares of Alterola Stock, subject to customary due diligence, and regulatory, stockholder and other necessary approvals.

Pursuant to the Alterola Agreement, on October 3, 2022, the Company entered into a Secondary Stock Purchase Agreement and Release (the “Secondary SPA”) with Phytotherapeutix Holdings Ltd., a United Kingdom entity (“Phyto”), Equipped4 Holdings Limited, a United Kingdom entity (“Equipped”), TPR Global Limited, a United Kingdom entity (“TPR”) (Phyto, Equipped and TPR, each, a “Seller” and collectively, the “Sellers”) and Alterola providing for the purchase by Bright Green of the Initial Shares from the Sellers.

The Sellers in aggregate sold 201,761,982 shares of Alterola Stock to Bright Green for a purchase price of $3,999,999 pursuant to the payment schedule set forth in the Secondary SPA. Following the receipt of each installment payment, the Sellers agreed to loan to Alterola the proceeds such Seller received from the foregoing sale of its shares of Alterola Stock pursuant to a loan agreement.

The Sellers held 67% of the total outstanding shares of Alterola Stock prior to the closing of the Secondary SPA. As a result of this transaction, Bright Green obtained ownership or voting power of approximately 25% of the total outstanding shares of Alterola Stock.

The Alterola Agreement provides that the parties shall use their good faith efforts to enter into a definitive agreement setting forth the binding terms of the transaction, whereby we shall acquire all remaining Alterola Stock in exchange for an additional $6 million together with an aggregate of $40 million of shares of our common stock (the “Alterola Transaction”). However, the Alterola Agreement did not include material terms related to any proposed acquisitive transaction with Alterola and there is no guarantee that we will agree to terms or definitive documentation with Alterola in order to effect the proposed merger transaction.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and nine months ended September 30, 2022 and September 30, 2021.

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

Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021.

Revenue:

We are a start-up company and have not generated any revenues for the three and nine months ended September 30, 2022 and 2021. We can provide no assurance that we will generate sufficient revenues from our intended business operations to sustain a viable business operation. In order to generate revenues, we must first receive receipt of final registration from the DEA as described above and begin operations.

Operating Expenses:

We incurred operating expenses in the amount of $5,777,017 for the three months ended September 30, 2022, as compared with $628,213 for the same period ended 2021. We incurred operating expenses in the amount of $25,684,456 for the nine months ended September 30, 2022, as compared with $1,569,204 for the same period ended 2021. Our operating expenses for all periods consisted entirely of general and administrative expenses and depreciation. The detail by major category within general and administrative expenses for the three and nine months ended September 30, 2022 and 2021 is reflected in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Share based compensation	$3,844,500	30,000	$18,422,968	160,000
Professional fees	1,249,949	289,641	5,782,122	613,658
Officer salaries	247,864	-	247,864	-
Travel	81,236	3,510	213,573	3,510
Other expenses	46,842	83,109	118,153	103,463
Insurance	53,903	5,537	100,806	33,578
Licenses	2,146	-	83,804	10,935
Bonuses	80,738	-	80,738	-
Property taxes	14,529	18,675	43,526	54,267
Office salaries	4,529	-	32,653	-
Land option	10,500	8,250	31,500	27,500
Total general and administrative expenses	$5,636,736	438,722	$21,313,207	1,006,911
Depreciation	140,281	189,491	526,749	562,293
Total operating expenses	$5,777,017	628,213	$25,684,456	1,569,204

The increase of $5,198,014 and $20,306,296 in our general and administrative expenses for the three and nine months September 30, 2022, respectively, versus the same periods ended 2021 is largely the result of increased spending on share based compensation to service providers and executives and professional fees associated with the Direct Listing.

We expect our general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash of $4,062,457 compared to $1,282,565 as of December 31, 2021. The increase of $2,779,892 in cash was mainly from cash received from the sales of common stock of $12,186,733. This increase was partly offset by the use of funds for the construction in progress, deposit for equipment, and the costs associated with the Company’s filed SEC registration statement. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities and an advance from a director. As at September 30, 2022, the Company had a total stockholders’ equity of $13,145,644 (December 31, 2021 - $8,220,399).

The Company is in its initial stages to start building facilities to grow, research and distribute medical plants. The Company has incurred recurring losses from operations, and as at September 30, 2022, had an accumulated deficit of $32,098,200 (December 31, 2021 - $6,413,744) and a positive working capital of $1,333,760   (December 31, 2021 - working capital of $1,282,829). The Company has also drawn $3,491,057 and paid down $1,511,067, leaving available $3.02   million to draw from the credit facility. The Company has sufficient working capital, inclusive of the ability to draw an additional $13.02   million on the June Note , as amended in November 2022, to pay its operating expenses for a period of at least 12 months from the date the condensed financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. During the three   months ended September 30, 2022, the Company raised $9,136,733 through common stock issuances, net of issuance costs and legal expenses. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors in a timely manner, the Company will explore available options, including but not limited to, an equity backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

The Company does not have any short or long-term contractual purchases with suppliers for future purchases, capital expenditure commitments that cannot be cancelled with minimal fees, non-cancelable operating leases, or any commitment or contingency that would hinder management’s ability to scale down operations and management expenses until funding is raised.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2022.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 3 “Summary of Significant Accounting Policies,” in the Company’s condensed financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, no material changes were made to the Company’s significant accounting policies.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded at the time of our quarterly report on Form 10-Q for the quarter ended June 30, 2022 (the “Original June Report”) on August 12, 2022, that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by the Original June Report. On August 16, 2022, management determined that we made certain errors related to the fair value recorded for shares issued for services rendered in June 2022. The fair value of such shares is $8.00 per share but was recorded as $4.00 per share in the Original June Report. As a result, we determined that there were material errors in the financial information that required an amendment of our Original June Report (the June Amendment”). For more information, see the Explanatory Note to the June Amendment.

Remediation of Material Weakness in Internal Control Over Financial Reporting

With this error being corrected in the June Amendment, net loss increased by $6,297,960. In order to remediate the material weakness, management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness.

Changes in Internal Control Over Financial Reporting

Other than as described above with respect to our ongoing remediation efforts, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

An investment in our securities involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Quarterly Report on Form 10-Q and the Prospectus before deciding whether to invest in our securities, together with the risks and information set forth in our final Prospectus. If any of these risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment in our securities. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this Quarterly Report on Form 10-Q, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Publicly traded companies’ stock prices in general, and our stock price in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, on May 18, 2022 and November 11, 2022, the closing price of our common stock was $48.08 and $0.53, respectively, and the daily trading volume on these days was approximately 3,221,100 and 150,387 shares, respectively. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a proportion of our common stock has been, and may continue to be, traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in the market price. Additionally, these and other external factors have caused, and may continue to cause, the market price and demand of our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

Our failure to meet the continuing listing requirements of Nasdaq could result in a de-listing of our securities.

On November 14, 2022, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our common stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until May 15, 2023 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. If we do not regain compliance by the end of the Initial Compliance Period, we may apply for an additional compliance period as provided for in the Notice Letter.

If we fail to satisfy the continuing listing requirements of such as minimum closing bid price requirements, as discussed above, the corporate governance, or stockholders’ equity or minimum closing bid price requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock. In the event of a delisting, we would likely take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. See “Part II. Item 5. Other Information” of this Quarterly Report on Form 10-Q for more information.

We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022, as a result of the restatement of our unaudited financial information as of and for the quarter ended June 30, 2022. Although we have taken steps to remediate these weakness and do not believe any such weaknesses remain as of September 30, 2022, we may in the future identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material error in our annual or interim financial statements will not be prevented or detected on a timely basis. In Management’s Report on Internal Control over Financial Reporting included in our quarterly report on Form 10-Q for the quarter ended June 30, 2022, our management previously concluded that we maintained effective internal control over financial reporting as of June 30, 2022. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of June 30, 2022. This determination was made as a result of a recording error of the fair value of shares of common Stock we issued for services in June 2022. Such shares have a fair value of $8.00 per share, the price of our common Stock at the time of our Direct Listing, but were initially recorded at a fair value of $4.00 per share. With this error being corrected in an amendment to our quarterly report on Form 10-Q for the quarter ended June 30, 2022, net loss increased by $6,297,960. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness.

While we have entered into a non-binding letter of intent with Alterola Biotech Inc. and have subsequently partially consummated the transactions contemplated thereby, we cannot assure you that the entirety of the transactions contemplated by our non-binding letter of intent will be consummated or, that if such transactions are consummated, they will be accretive to stockholder value.

On August 25, 2022, we entered into the Alterola Agreement with Alterola pursuant to which we agreed to explore a merger transaction with Alterola. Pursuant to the Alterola Agreement, the Company agreed to acquire the Initial Shares, subject to customary due diligence and applicable regulatory approvals. Additionally, pursuant to the Alterola Agreement, we received the Alterola Option to acquire all remaining issued and outstanding shares of Alterola Stock, subject to customary due diligence, and regulatory, stockholder and other necessary approvals. The Alterola Agreement provides that the parties shall use their good faith efforts to enter into a definitive agreement setting forth the binding terms of the Alterola Transaction, whereby we shall acquire all remaining Alterola Stock in exchange for an additional $6 million together with an aggregate of $40 million of shares of our common stock.

In accordance with the Alterola Agreement, on October 3, 2022, we entered into the Secondary SPA with the Sellers and Alterola providing for the purchase by Bright Green of the Initial Shares from the Sellers.

The Sellers in aggregate sold 201,761,982 shares of Alterola Stock to Bright Green for a purchase price of $3,999,999 pursuant to the payment schedule set forth in the Secondary SPA. Following the receipt of each installment payment, the Sellers agreed to loan to Alterola the proceeds such Seller received from the foregoing sale of its Alterola Stock pursuant to a loan agreement.

The Sellers held 67% of the total outstanding shares of Alterola Stock prior to the closing of the Secondary SPA. As a result of this transaction, Bright Green obtained ownership or voting power of approximately 25% of the total outstanding shares of Alterola Stock.

The Alterola Agreement provides that the parties shall use their good faith efforts to enter into a definitive agreement setting forth the binding terms of the Alterola Transaction, whereby we shall acquire all remaining Alterola Stock in exchange for an additional $6 million together with an aggregate of $40 million of shares of our common stock. However, the Alterola Agreement did not include material terms related to any proposed acquisitive transaction with Alterola and there is no guarantee that we will agree to terms or definitive documentation with Alterola in order to effect the proposed merger transaction. Further, even if we are able to agree to terms with Alterola for a merger transaction, there is no guarantee that the terms will be favorable to and approved by our stockholders, that the transaction will be completed in the time frame or in the manner currently anticipated, or that we will recognize the anticipated benefits of the transaction.

You may be diluted by issuances of additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

The Board has, subject to approval of our stockholders (i) adopted an amendment to our certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000, (ii) approved the issuance of a one-time stock award of an aggregate of 10,000,000 shares to our CEO and Chairman and (iii) adopted an omnibus equity incentive plan providing for the issuance, from time to time, of up to 13,547,384 shares of common stock underlying awards granted under the plan. We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the period from July 1, 2022 through the date hereof, the Company issued the following:

●	9,523,810 shares of the Company’s common stock and (ii) warrants to purchase up to an aggregate of 9,523,810 shares of common stock in a private placement offering with certain institutional and accredited investors. The combined purchase price of one share of common stock and accompanying warrant was $1.05.

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

Nasdaq Notice Letter

On November 14, 2022, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our common stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until May 15, 2023 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. If we do not regain compliance by the end of the Initial Compliance Period, we may apply for an additional compliance period as provided for in the Notice Letter.

Nasdaq’s determination of whether the Company qualify for an additional compliance period will depend on whether we will meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and a written notice of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary.

The Notice Letter has no immediate effect on the listing of our common stock on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. In the event that we do not regain compliance with Listing Rule 5550(a)(2) prior to the expiration of the Initial Compliance Period (or additional compliance period, if applicable), we will receive written notification that our securities are subject to delisting.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.1	Form of Warrant	8-K	001-41395	4.1	September 13, 2022
10.1#	Securities Purchase Agreement dated September 7, 2022, by and between the Company and the purchasers thereto	8-K	001-41395	10.1	September 13, 2022
10.2	Registration Rights Agreement dated September 12, 2022, by and between the Company and the purchasers thereto	8-K	001-41395	10.2	September 13, 2022
10.3	Placement Agent Agreement dated September 12, 2022 by and between the Company and EF Hutton, division of Benchmark Investments, LLC	8-K	001-41395	10.3	September 13, 2022
10.4¥	Executive Employment Agreement, dated September 22, 2022, by and between Bright Green Corporation. and Terry Rafih.	8-K	001-41395	10.1	September 28, 2022
10.5	Secondary Stock Purchase Agreement and Release dated October 3, 2022, by and among Bright Green Corporation, Alterola Biotech, Inc. and the Sellers (as defined therein).	8-K	001-41395	10.1	October 7, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

*	Filed Herewith

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(A)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.
¥	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT GREEN CORPORATION

Date: November 14, 2022	By:	/s/ Terry Rafih
Terry Rafih
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer

