Form 10-K
period 2022-12-31
Bright Green Corp
filed 2023-04-17
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41395

BRIGHT GREEN CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	83-4600841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1033 George Hanosh Boulevard Grants, NM	87020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 658-1799

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	BGXX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was $141,818,084.

The number of shares of the registrant’s common stock outstanding as of April 14, 2023, was 174,423,810.

i

References to Bright Green

Unless otherwise indicated in this Annual Report on Form 10-K (this “Annual Report”), “Bright Green Corporation,” “Bright Green,” “BGC,” “the Corporation,” “the Company,” “we,” “us” and “our” refer to Bright Green Corporation.

Special Note Regarding Forward-Looking Statements

This Annual Report and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1.A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

●	the initiation, design, cost, timing, progress and results of, and our expected ability to undertake certain activities and accomplish our goals;
●	the completion of our proposed transactions with third-parties, including but not limited to our proposed transaction with Alterola Biotech Inc.;
●	the likelihood or timing of any regulatory approval;
●	our ability to successfully commercialize, and our expectations regarding commercial potential with respect to, our products;
●	the rate and degree of market acceptance of our products;
●	the size and growth potential of the markets for our products, and our ability to serve those markets;
●	our ability to obtain and maintain intellectual property protection;
●	interactions with regulatory authorities in the United States and foreign countries;
●	our ability to attract and retain experienced and seasoned scientific and management professionals to lead the Company;
●	the performance of our third-party suppliers and manufacturers, including our ability to scale-up manufacturing levels as necessary;
●	our ability to attract collaborators with relevant development, regulatory and commercialization expertise;
●	future activities to be undertaken by our strategic alliance partners, collaborators and other third parties;
●	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
●	our ability to avoid, settle or be victorious at costly litigation with shareholders, former executives or others, should these situations arise;
●	our ability to obtain and deploy funding for our operations and to efficiently use our financial and other resources;
●	our ability to continue as a going concern; and
●	the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results or performance to differ materially from those projected. These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. In addition, historic results of scientific research, preclinical and clinical trials do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted the same in light of additional research, preclinical and clinical trial results. The forward-looking statements contained in this Annual Report are subject to risks and uncertainties, including those discussed in our other filings with the United States Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

ii

Trademarks and Tradenames

The Bright Green logo and other trademarks of Bright Green appearing in this Annual Report are the property of Bright Green. All other trademarks, service marks and trade names in this Annual Report are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols.

Market Data and Forecasts

Unless otherwise indicated, information in this Annual Report concerning economic conditions, our industry, and our markets, including our general expectations and competitive position, market opportunity and market size, is based on a variety of sources, including information from independent industry analysts and publications, as well as our own estimates and research. Our estimates are derived from industry and general publications, studies and surveys conducted by third-parties, as well as data from our own internal research. These publications, studies and surveys generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information, and we have not independently verified industry data from such third-party sources. While we believe our internal research is reliable and that our internal estimates are reasonable, such research has not been verified by any independent source and our internal estimates are based on our good faith beliefs as of the respective dates of such estimates. We are responsible for all of the disclosure in this Annual Report.

iii

PART I

Item 1. Business.

Overview

Our Mission & Vision

Bright Green’s mission is to be the premier federally-authorized provider of cannabis in North America. Our vision is to improve the quality of life across a broad spectrum of demographics through the opportunities presented by medicinal applications of plant-based therapies, particularly cannabis-derived products.

Our Company

We are a first-mover in the U.S. federally-authorized cannabis space. We are one of a few companies who have received conditional approval based on already agreed terms from the U.S. Drug Enforcement Administration (the “DEA”) to produce federally legal cannabis and have entered into a Memorandum of Agreement (“MOA”) with the DEA which permits us to proceed towards a Federal Registration for the Bulk Manufacturing of cannabis under DEA Document Control Number W20078135E.

Unlike state-licensed cannabis companies who engage in commercial sales to consumers, and whose businesses are legal under state law but not federal law, subject to the milestones and requirements set forth herein, we are conditionally authorized by the federal government to sell cannabis commercially for research and manufacturing purposes, export cannabis for international cannabis research purposes, and sell cannabis to DEA-registered pharmaceutical companies for the production of medical cannabis products and preparations. We plan to focus on the development of cannabis strains and sales of products with high contents of CBN (cannabinol) and CBG (cannabigerol).

In addition to research and pharmaceutical supply sales, Bright Green will be able, and has received the DEA’s express permission, to sell certain cannabinoids, such as CBN (cannabinol) and CBG (cannabigerol) as hemp isolates or extracts, and plans to sell CBN and CBG hemp products to consumers where such products are fully legal under all applicable laws. On August 9, 2022, the DEA confirmed to BGC that cannabinoids, including, but not limited to CBN/CBG, which meet the definition of “hemp” by having a Delta-9-tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis, are outside of the DEA’s jurisdiction because they are not controlled under the CSA. Hemp and hemp products were made legal by the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”), which has been codified in 21 U.S.C. § 802(16)(B)(i), and 7 U.S.C. § 1639o. This hemp product business line will be in addition to our research and pharmaceutical cannabis sales conducted under a Federal Registration for the Bulk Manufacturing of cannabis, if and when we receive such registration

Because cannabis is still a Schedule I Controlled Substance in the U.S., it has been historically under-researched. Though the majority of Americans now live in states where cannabis is legal, the full potential of the cannabis plant for medicinal use remains understudied due to limited access to federally-approved cannabis. The DEA recently issued a call for more cannabis research supply based on the increased demand for cannabis research in the U.S. As described herein, we received conditional approval from the DEA, based on already agreed upon terms set forth in the MOA. Final approval from the DEA is contingent on, among other things, completed construction of manufacturing and production facilities and systems. Completion of construction is subject to the risk factors described herein and also requires successful fundraising.

Final registration under the MOA is anticipated in the second quarter of 2023, and is contingent upon completion of construction and a successful inspection by the DEA of BGC’s facilities. Additionally, BGC must comply with the terms agreed upon pursuant to the MOA which include: submitting an Individual Procurement Quota on or before April 1 of each year utilizing DEA Form 250; submitting an Individual Manufacturing Quota on or before May 1 of each year utilizing DEA Form 189; collecting samples of cannabis and distributing them to DEA-registered analytical laboratories for chemical analysis during the pendency of cultivation and prior to the DEA’s taking possession of the cannabis grown; providing the DEA with 15-day advance written notification, via email, of its intent to harvest cannabis; following the DEA’s packaging, labeling, storage and transportation requirements; distributing DEA’s stocks of cannabis to buyers who entered into bona fide supply agreements with the Company; providing the DEA with 15-day advance written notification of its intent to distribute cannabis; and invoicing the DEA for harvested cannabis that it intends to sell to the DEA.

Following final approval from the DEA, we will be permitted to cultivate and manufacture cannabis, supply cannabis researchers in the U.S. and globally, and produce cannabis for use in pharmaceutical production of prescription medicines within the U.S. There is no guarantee that we will receive final approval from the DEA. Upon receipt of the Federal Registration for the Bulk Manufacturing of cannabis, our activities will be legal under federal law, which sets BGC apart from most other U.S. cannabis companies, if and when we receive such approval.

We have assembled an experienced team of medical professionals and researchers, international horticultural growers and experts, and construction and cannabis production professionals, which we believe position us as a future industry leader in the production of cannabis.

Current Operations

BGC owns a 70-acre parcel of land on agricultural property, which includes an existing 22-acre greenhouse structure. The Company also owns a 40-acre parcel of land nearby, and holds options for two additional 300-acre properties which are adjacent to the owned properties (one is known as the “Candelaria” property, and the other is known as the “Azuz” property).

We are engaged in a phased development process consisting of the following:

●	Renovation of BGC’s existing 22-acre production facility, which is close to completion;

●	the potential acquisition of Alterola Biotech, Inc. (“Alterola”) and research and development of Alterola assets;

●	development of a 118-acre state-of-the-art agricultural manufacturing and research facility; and

●	future greenhouse developments.

When completed, we believe the project will be one of the nation’s largest federally authorized manufacturing and research facility for plant-based therapies, supplying researchers across the United States and internationally with high-quality cannabis and derivatives and will be capable of producing up to approximately 100,000 grams of resin per day with a concentration of a minimum of 85% useful cannabinoids.

Phase 1 of the project consists of the renovation of the BGC’s existing 22-acre production facility to process medicinal plants, including cannabis and hemp, as well as the purchase of 25% of Alterola common stock, which occurred on October 3, 2022. 2023 operations of Phase 1 greenhouse acreage are expected to result in a net profit of $163.4 million, which will be available for Phase 2 capitalization, as necessary.

Phase 1

First, we will retrofit the 22-acre existing greenhouse to make it operational. Once the project is completed, we plan to use the existing 22-acre greenhouse to cultivate non-cannabis herbs and medicinal plants. We expect to complete renovations of the existing 22-acre greenhouse in in the second quarter of 2023. Within the first 10-acres of the existing greenhouse retrofit, we will include a two-acre university greenhouse (the “University Greenhouse”) to house our cannabis research, development, cultivation and manufacturing operations.

Phase 2

In addition to the existing greenhouse, we plan to construct two new 57-acre greenhouses, one on the Candelaria property and one on the Azuz property.

We have engaged Dalsem Complete Greenhouse Projects, B.V. (“Dalsem”) and Universal FAB to complete the construction of these facilities and have negotiated an agreement with them, which our legal team is drafting.

BGC will leverage automation throughout the facility to ensure that all of BGC’s processes are reliable and consistent, including the Visser transplanter robot or Visser potting robot, and automated growing systems. New Mexico’s uniquely predictable climate and abundant sunshine make it an ideal setting for cultivation of cannabis in a greenhouse. BGC will use state-of-the-art technology to cultivate cannabis in an efficient, standardized, and cost-effective way. The technologies specific to our planned greenhouses include:

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

Our agricultural property has adequate utilities and water and is ideally situated to cultivate and process cannabis in harmony with the surrounding environment, using the most advanced technology. We believe the result will be consistent, pure, high-quality cannabis and cannabis extracts that will provide reliable, safe inventory for cannabis researchers around the nation.

Planned Business Lines

Domestic Cannabis for U.S. Researchers and Registered Manufacturers

We plan to sell cannabis to research institutions, pursuant to our conditional approval from the DEA. Sales of THC cannabis products will be made only via bona fide supply agreements from existing DEA registrants, and will not be directly to consumers under current scheduling rules. Following final approval from the DEA, we plan to cultivate and manufacture cannabis for sale to federally authorized research institutions and other purposes. There is no guarantee that we will receive final approval from the DEA.

Once we are authorized to begin operations by the DEA, we will be permitted to supply DEA-registered research institutions with cannabis that contains high levels of THC. Additionally, we plan to conduct in-house research at our own facilities. Our license will also allow us to provide our products to in-house researchers, which we believe will allow us to conduct cutting edge research into plant-based therapies using cannabis. We have been granted several patents for cannabis based products. See “Item 1. Business-Intellectual Property”.

Given the competitiveness of the process to obtain a DEA registration to cultivate and process cannabis, and the continued federal illegality of cannabis in the U.S., we believe we will be uniquely positioned to capture significant parts of the cannabis research supply market. The market for clinical research has grown exponentially over the past decades, and we project cannabis research to take a similar trajectory.

Cannabis for International Export

Our DEA registration will allow us to export cannabis to researchers internationally. Given our state-of-the-art facility in development, as well as the cannabis manufacturing expertise of our team, the unique climate of New Mexico and its suitability for a cannabis crop, we anticipate significant demand for our high-quality cannabis products from international markets.

Cannabis for U.S. Pharmaceutical and Production – CBN and CBG

A DEA registration will allow us to sell cannabis to DEA-registered pharmaceutical companies to produce medicinal cannabis or cannabis preparations, and we can also sell CBN and CBG to other companies developing products. There is significant potential for revenue from pharmaceutical companies that currently manufacture or desire to manufacture drugs containing cannabis extracts, either on an over-the-counter or on a prescription basis, and we anticipate a significant demand for CBN and CBG for the development of other products.

CBG and CBN are cannabinoids, like CBD, which can be extracted from the cannabis plant. The CBG and CBN extracts that we plan to produce would be sold to pharmaceutical companies and other market participants. We are in preliminary discussions with several pharmaceutical companies in connection with proposed supply contracts for CBN and CBG high-grade oil extracts, to be used in healthcare, hormone balance and anti-aging studies. We plan to distinguish ourselves by focusing on the CBN and CBG cannabinoids, which offer alternative health and wellness benefits to CBD. By focusing on cannabis-derived CBN and CBG rather than hemp-derived CBD, we will leverage the potential growth opportunity offered by these alternative compounds. The cannabis plant contains hundreds of cannabinoids and other compounds, and due to the ongoing federal illegality, severely restricting research on these components, many believe that there is health and wellness potential in some of these plant derivatives that has not yet been studied.

On August 9, 2022, the DEA confirmed to BGC that cannabinoids, including, but not limited to CBN and CBG, which meet the definition of “hemp” by having a Delta-9-tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis, are outside of the DEA’s jurisdiction because they are not controlled under the CSA. Hemp and hemp products were made legal by the 2018 Farm Bill, which has been codified in 21 U.S.C. § 802(16)(B)(i), and 7 U.S.C. § 1639o. This hemp product business line will be in addition to our research and pharmaceutical cannabis sales conducted under a Federal Registration for the Bulk Manufacturing, if and when we receive such registration.

FDA Supply

The FDA has stated that it recognizes that there is significant interest in the development of therapies and other consumer products derived from cannabis. The FDA has stated that it is committed to protecting the public health while also taking steps to improve the efficiency of regulatory pathways for the lawful marketing of appropriate cannabis and cannabis-derived products. The FDA has stated that it is working to answer questions about the science, safety, and quality of products containing cannabis and cannabis-derived compounds. BGC will be well-positioned to act as a partner to the FDA as it advances these efforts, and we will be one of the few federally registered suppliers of cannabis available to the FDA for any of its research or exploration efforts in the space. As noted elsewhere, it is also possible that the FDA may move forward with regulating cannabis products, which could materially affect our business plan depending on what the future regulatory requirements would be. Moreover, there is no guarantee that the FDA will find our products safe or effective or grant us the required approvals under the FDCA, which may inhibit our business prospects even in the case that the federal government were to legalize cannabis.

CBG and CBN Hemp Products to Consumers

We plan to sell high-end CBN and CBG cannabis derived, hemp isolate products directly to consumers. On August 9, 2022, the DEA confirmed to BGC that cannabinoids, including, but not limited to CBN/CBG, which meet the definition of “hemp” by having a Delta-9-tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis, are outside of the DEA’s jurisdiction because they are not controlled under the CSA. Hemp and hemp products were made legal by the 2018 Farm Bill, which has been codified in 21 U.S.C. § 802(16)(B)(i), and 7 U.S.C. § 1639o. This hemp product business line will be in addition to our research and pharmaceutical cannabis sales conducted under our Federal Registration, if and when we receive such registration.

Production Capabilities

BGC has adopted a phased approach to increase production on its site in Grants, New Mexico. In the first phase, the existing 22-acre Venlo greenhouse will be renovated and an initial 10-acres will be prepared for operations. The University Greenhouse will be contained within those first 10-acres. Subsequently, both of the two larger greenhouses will be built in Phase 2.

Timeline

The existing 22-acre Venlo greenhouse is currently under renovation. The first 10-acres of the greenhouse are expected to be completed in the second quarter of 2023, though there may be delays due to global supply chain issues. The University Greenhouse will be located within the first 10-acres of the existing Venlo greenhouse and the 10-acre facility will be operational upon receiving final approval from the DEA and will provide the initial supply of marijuana and marijuana extracts. Our first harvest will begin once we receive final approval from the DEA and will be complete approximately two months from the first planting. We plan to implement a phased approach to the build out of Phase 1 and Phase 2 and to plant intermittently as phases of each greenhouse reach completion with estimated planting dates to be completed in tranches as follows: September 2023, March 2024, September 2024.

Based on the targeted production plan, BGC will have capacity for the following outputs once all of the greenhouse facilities are complete:

●	50,000 cannabis plants in the facility at all times and at different maturity levels;
●	Annual harvested plants approximately 300,000 (multiple harvests per year); and
●	Capacity to process 5,000 lbs. of plant material per day, using supercritical CO2 extraction.

BGC plans to cultivate marijuana and focus on the production of dried flower, and oils and marijuana extracts. BGC may also produce edibles which contain extracts, if permitted by DEA regulations and requested by customers.

The BGC process draws on expertise from Controlled Environmental Agriculture Design, by Larssen (“Larssen”), who have completed over 50 fully legal cannabis projects in jurisdictions throughout the world, including Canada, Australia and Denmark. BGC is in discussions to enter into a supply agreement with cannabis tissue supplier Nordic Supreme. Following execution of a definitive supply agreement, Nordic Supreme will supply BGC with proven cannabis genetics from their facilities in Denmark. We plan to finalize and enter into a definitive agreement with Nordic Supreme in the second quarter of 2023.

We have not yet entered into a formal agreement with Larssen for consulting and the development of best practices for our cultivation and manufacturing operations. Larssen will provide BGC with technical design services related to the greenhouse retrofit and construction in Grants, New Mexico. The scope of our agreement with Larssen will be tailored to support and complement Dalsem and Universal FAB. Larssen will first consult on the retrofit for the existing 22-acre greenhouse and then consult on the Dalsem build of the two new greenhouses. Larssen will then implement a Quality Management System, along with the applicable documents, forms, logbooks, and SOPs required to achieve GACP/GMP and DEA compliance.

Dalsem and Universal FAB will be BGC’s principal suppliers of the greenhouse building materials which will include hot dipped galvanized steel, aluminum system profiles for the outside cladding and horticultural glass as covering. Dalsem and Universal FAB will also provide irrigation building materials and components for building the Visser Transplanter. There could be price fluctuations for these materials depending on the cost of raw materials like steel, glass, and aluminum. PlantLogic will supply plastic pots and water collection for the coco peat insert material to grow plants, and Fertoz will provide organic soil for our facility. Octillo Lumber supplied the steel mesh, and barbed wire for the property’s perimeter fence. The parts for the security fencing are currently onsite.

Intellectual Property

BGC holds four issued patents, and other approved patent applications, applications pending review and applications submitted for review. The patents held by the Company are: Patent No. 10,668,045 for topical massage oil and cream containing CBD, CBN, Curcumin and Boswellia Resin; Patent No. 10,946,307 Extraction of Cannabinoids, Curcuminoids and Ginsenosides; Patent No. 10,946,308 Enzymatic Method for Extraction and Purification of Phytocannabinoids; and Patent No. 11,197,833 Fortified CBD oil for treatment of PTSD.

If the Company successfully exercises its call option to acquire the remaining outstanding shares of Alterola, the BGC patent portfolio will increase significantly to include the Alterola patents for the Cannabinoid and Cannabinoid like medicines.

Patents Issued

Patent Name	Type of Patent Protection (composition of matter, method, or use)	Patent Number	Expiration Date	Jurisdiction
Topical massage oil and cream containing CBD, CBN, Curcumin and Boswella Resin	Method & Composition	10,668,045	7/12/2039	U.S.
Extraction of Cannabinoids, Curcuminoids and Ginsenosides	Method	10,946,307	7/12/2039	U.S.
Enzymatic Method for Extraction and Purification of Phytocannabinoids	Method	10,946,308	7/12/2039	U.S.
Fortified CBD oil for treatment of PTSD	Method	11,197,833	7/12/2039	U.S.

Patent Applications Submitted

Patent Application Name	Type of Patent Protection (composition of matter, method, or use)	Patent Application Number	Patent Application Filing Date	Jurisdiction
Fortified CBD oil for Treatment of PTSD	Composition	17/523,464	November 10, 2021	U.S.
Dissolution of Curcuminoids from Turmeric in Cannabis oil	Method & Composition	63/279,396	November 15, 2021	U.S.
Fortified cannabis oil and beverages containing cannabis oil and curcuminoids	Method	63/279,406	November 15, 2021	U.S.
Fortified Cannabis Oil Topical Preparations for Dermal (Skin) Health	Method	63/279,413	November 15, 2021	U.S.
Chromatographic separation of THC, CBD and other cannabinoids	Method	63/279,419	November 15, 2021	U.S.
Cannabinoid Mixture	Method & Composition	63/279,369	November 15, 2021	U.S.
Chromatographic separation of THC, CBD and other cannabinoids	Method	63/279,428	November 15, 2021	U.S.
Method for enriching Cannabinol (CBN) in Cannabis oil	Method	63/279,442	November 15, 2021	U.S.
Generation of new varieties of cannabis by ethyl methane sulfonate (EMS) Mutagenesis of cannabis seeds	Method	63/279,446	November 15, 2021	U.S.
Selection of new varieties of cannabis through somatic embryogenesis	Method	63/279,451	November 15, 2021	U.S.
Fortified cannabis oil for treating sleep disorders	Method	63/279,456	November 15, 2021	U.S.
Selection of New Varieties of Cannabis Plants expressing Cannabinoids by Cell Culture	Method	16/594,714	December 2022	U.S.

Current Licenses Held

In May 2021, BGC entered into an MOA with the DEA to grow cannabis for federally sanctioned research.

Final registration is anticipated in the coming months, and is contingent upon completion of construction (which will require successful fundraising required to complete construction), and a successful inspection by the DEA of BGC’s facilities, based on the terms agreed upon pursuant to the MOA. The MOA with the DEA is effective for a one-year term, renewable for up to four additional one-year terms. There is no guarantee that we will obtain the necessary authorization now, or in the future for renewal purposes. On July 23, 2020, BGC received approval from the State of New Mexico Board of Pharmacy to conduct Controlled Substances Manufacturing of Cannabis Products in the state, pursuant to receiving approval from the DEA to do so. On March 23, 2023 we were notified that the Board of Pharmacy no longer has jurisdiction over cannabis as New Mexico has de-scheduled the substance.

BGC is applying to renew a State of New Mexico Continuous Hemp Commercial Research Production License.

BGC holds a State of New Mexico Cannabis Control Division, Cannabis Research Laboratory License. No. CCD-2023-RSCH-001. Issued 3/23/2023. Expires 3/23/2024.

Industry Overview

US Market Overview

The U.S. cannabis industry is undergoing rapid growth and change, particularly with the recent opening of opportunities for federally sanctioned research on cannabis in partnership with the DEA, as well as the federal legalization of hemp, and corresponding state and federal hemp research programs.

BGC plans to operate in the U.S. market for federally sanctioned cannabis — as a supplier of cannabis for research or DEA Registered Manufacturing purposes, and as a researcher itself. Importantly, all of BGC’s proposed activities will comply with all existing or future federal and state regulations.

Legal Background – Cannabis

Thirty-nine U.S. states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes (medical states). Twenty-one of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes (sometimes referred to as adult use). Under U.S. federal law, however, those activities are illegal. Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the U.S. Controlled Substances Act (21 U.S.C. § 801, et seq.) (the “CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis in-state or where those activities are deemed involved in interstate commerce, all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law.

While the U.S. government has not enforced those laws against companies complying with state cannabis laws, it retains the authority to do so, and as such the likelihood of any future adverse enforcement against companies complying with state cannabis laws remains uncertain. In 2018, then U.S. Attorney General Jefferson Sessions rescinded the United States Department of Justice’s (“DOJ”) previous guidance (the Cole Memo) that had given federal prosecutors discretion not to enforce federal law in states that legalized cannabis, as long as the state’s legal regime adequately addressed specified federal priorities. The Sessions memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute state-legal cannabis activities. Since the Sessions memo was issued nearly five years ago, U.S. Attorneys have not targeted state law compliant entities. The policy of not prosecuting companies complying with state cannabis laws is likely to continue under current U.S. Attorney General Merrick Garland. In April 2022, Attorney General Garland reiterated that prosecuting the possession of cannabis is “not an efficient use” of federal resources, especially “given the ongoing opioid and methamphetamine epidemic[s]” facing the nation. Recent statements made by Garland suggest that the DOJ may issue further guidance on cannabis enforcement, though the timing of such guidance remains unknown. In March 2023, Garland testified in a Congressional hearing that the DOJ was continuing its work on a new memorandum regarding cannabis enforcement. He stated that the policy will be “very close to what was done in the Cole memorandum” but was yet to be finalized. While these statements are not promises to avoid federal interference with state cannabis laws, and do not amount to desuetude, it does signal that the enforcement priorities of DOJ lie elsewhere. Notwithstanding the comments made by the Attorney General, there is no guarantee that the current presidential administration will not change its stated policy regarding the low-priority enforcement of U.S. federal cannabis laws that conflict with state laws. The Biden administration could reverse course and decide to enforce U.S. federal cannabis laws vigorously.

Since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the DEA, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the court noted that, if the spending bill provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision was previously in force. Other courts that have considered the issue have ruled similarly. This affords some extra protection for medical cannabis businesses, but does not apply to adult use businesses. Furthermore, any change in the federal government’s enforcement posture with respect to state-licensed cannabis sales, including the enforcement postures of individual federal prosecutors, is still a possibility.

Despite the ongoing federal illegality of cannabis, the DEA authorizes certain institutions to conduct research using cannabis, and recently expanded those efforts. Between January 2017 and January 2019, the DEA’s projections for federally approved cannabis research projects increased dramatically, and as a result, the DEA more than quadrupled its production quota. In that time, the number of federally registered cannabis researchers increased by more than 40 percent, from 384 to 542. Subsequently, the DEA announced that it would, for the first time in decades, open up opportunities for additional cultivators to supply cannabis for this research.

On August 26, 2019, the DEA announced that it will further facilitate and expand scientific and medical research for cannabis in the United States, including registering additional entities to produce cannabis for researchers, to increase the amount and variety of cannabis available for research. The DEA intends this to “facilitate research, advance scientific understanding about the effects of marijuana, and potentially aid in the development of safe and effective drug products that may be approved for marketing by the Food and Drug Administration.” In other words, the U.S. government believes that cannabis research is in the public’s interest. Furthermore, this public statement acknowledges the possibility that medical cannabis or related products may, in the future, require FDA approval and come under the FDA’s FDCA jurisdiction. However, there is no guarantee that the FDA will find our products safe or effective or grant us the required approvals under the FDCA. Additionally, the costs of compliance with any future FDA requirements are unknown and our ability to meet those requirements is also unknown, which may increase our operating costs and inhibit our business prospects even in the case that the federal government were to legalize cannabis.

On December 18, 2020, the DEA finalized new regulations pertaining to applications by entities seeking to become registered with the DEA to grow cannabis as bulk manufacturers for authorized purposes. Under these and other applicable regulations, applicants are responsible for demonstrating they have met various requirements, including requirements to possess appropriate state authority, document that their customers are licensed to perform research, and employ adequate safeguards to prevent diversion.

On May 14, 2021, the DEA announced memorandums of agreement were provided to an unspecified and unnamed number of companies to collaborate with the DEA “to facilitate the production, storage, packaging, and distribution of marijuana under the new regulations as well as other applicable legal standards and relevant laws.” To the extent these memorandums of agreement are finalized, DEA anticipates issuing DEA registrations to these manufacturers. Each applicant will then be authorized to cultivate cannabis – up to an allotted quota – in support of the more than 575 DEA-licensed researchers across the nation. As individual manufacturers are granted DEA registrations, that information will be made available on DEA’s Diversion Control website. As of April 14, 2023, a total of seven companies have been granted DEA registrations to bulk manufacture cannabis.

In addition to anticipated expenses related to the DEA, we face expected costs related to compliance with existing environmental and other regulations at the local, state, and federal level, as well as future environmental or other regulations.

Recent Federal Cannabis Bills

Industry observers were hopeful that a Democrat-controlled House and Senate, along with a Biden presidency, would increase the chances of federal legalization of cannabis or some piecemeal policy reform. During his campaign, President Biden promised federal reform on cannabis, including decriminalization generally. In 2022, President Biden signed into law the Medical Marijuana and Cannabidiol Research Expansion Act, a bill aimed at easing restrictions on cannabis research -- bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. This process could, but is not guaranteed to, change the legal status of cannabis on a federal level. Regardless of the ultimate outcome on CSA scheduling, both actions represent significant milestones in the evolution of federal cannabis policy.

While the timing of federal reform is unknown, there is bipartisan support for cannabis reform on the federal level. Members of the U.S. Congress from the Democratic and Republican parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it. In the 117th Congress, Senators Cory Booker (D-NJ), Ron Wyden (D-OR), and Chuck Schumer (D-NY) filed the Cannabis Administration And Opportunity Act, a bill that would regulate cannabis and expunge prior cannabis convictions; and Rep. Nancy Mace (R-SC) filed the States Reform Act, which would repeal the federal prohibition of and further regulate cannabis on the federal level. This session has seen additional incremental reform bills, including a bill that would direct the Attorney General of the United States to amend the CSA to move cannabis from Schedule I to Schedule III of the Act (the “Marijuana 1 to 3 Act”), and a bill to allow medical cannabis patients to purchase and possess firearms (the “Second Amendment Protection Act”). While the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive, and legislative efforts to legalize cannabis or cannabis banking at the national level are likely to continue in 2023.

Future pathways to, and chances of, federal legalization or even further reform benefiting the state regulated, but federally illegal operators remain uncertain and speculative. Regardless of the future status of federal legalization of cannabis, there are already tremendous opportunities for fully legal medical cannabis researchers, suppliers, and product developers.

Market Growth

In the medical market, the demand for cannabis for research is likely to increase significantly over the next few years and decades, due to the increasing number of states legalizing cannabis and the strong public support for cannabis legalization. By 2025, 5.4 million Americans, or 2.4% of U.S. adults, are predicted to be registered patients in medical cannabis states, according to a report by New Frontier Data (“New Frontier”). New Frontier also projects that the medical cannabis market will nearly double to over $16 billion in that time, taking into account more geographies within the U.S. legalizing cannabis, which will lead to market expansion, the normalization of cannabis which will increase the number of consumers, and medical cannabis patients turning to cannabis as an alternative to prescription drugs. The global medical cannabis market is projected to reach $87.4 billion by 2027, according to Global Market Insights (“GMI”). The DEA’s aggregate production quotas for cannabis are 6,675 kg in 2023 for dried flower (an estimated $73 million market) and 1,000 kg for cannabis extract (an estimated $100 million market). These aggregate production quotas are expected to continue increasing to meet increasing demand for cannabis research in the U.S. In addition to government funding, some institutions are already receiving private investment in cannabis research. For example, Harvard and MIT received a $9 million donation to fund research into cannabis’ influence on brain health and behavior. Additionally, CB2 insights has noted that average prescriptions for qualifying conditions such as chronic pain, PTSD, sleep disorders, epilepsy and anxiety saw a decline in 11% in favor of medical cannabis replacement leading the analysts to estimate that more than $4 billion in sales that currently go to pharmaceutical products could be redirected towards medical cannabis. Further research on cannabis legalization and its impact on public health are needed and are likely to take place over the coming years, as the DEA has recognized the increased need for cannabis related research.

In 2021, large pharmaceutical companies in the U.S. spent $102.3 billion on drug research and development, and the number has continued to increase each year. The private research market, like the federal DEA research program, has an interest in investigating the uses and risk of cannabis and hemp derivatives, not only in states that have legalized medical cannabis, but also in anticipation of potential full legalization. Research topics of interest include :

●	therapeutic benefits and risks of cannabis for common conditions for military veterans, including PTSD and chronic pain;

●	therapeutic benefits and risks of cannabis for opioid addiction treatment, as well as other medical conditions and disabilities;

●	cognitive effects of THC use in the developing brain of adolescents;

●	prevention of and treatment for cannabis use disorder;

●	effects of different levels of THC potency levels;

●	accurate roadside testing to detect driving while impaired with cannabis and related topics;

●	availability of inaccurately labeled and adulterated cannabis;

●	effective cannabis packaging requirements for consumer and child safety;

●	effect of cannabis legalization on workplace testing and workplace safety for safety-sensitive jobs, including the use of synthetic THC;

●	effect of cannabis use on mental health and addiction;

●	effect of cannabinoids on immunological responses against bacterial or viral infections.

Regarding the cannabis market generally, the industry is large and is growing. In 2020, there were $17.5 billion in annual industry sales, a 46% increase from 2019. As of May 2021, capital raises in cannabis reached $6 billion, signaling increased confidence in projections of aggressive cannabis market growth. According to a report by New Frontier Data, the U.S. legal cannabis market is predicted to more than double by 2025, reaching $41.5 billion in sales, and producing a 21% compound annual growth rate (“CAGR”). Therefore, BGC will be entering a sizeable market with the first-mover advantage of a federally compliant business as cannabis enters a new stage of growth and development, once it obtains authorization from the DEA to begin operations.

Competition

We will face intense competition from the illicit market as well as other more regulated companies, some of which may have longer operating histories and more financial resources and manufacturing and marketing experience. With potential consolidation in the cannabis industry, we could face increased competition by larger and better financed competitors.

Growers of cannabis and retailers operating in the illicit market continue to hold significant market share in the United States and are effectively competitors to our business. Illicit market participants divert customers away through product offering, price point, anonymity and convenience.

Outdoor cultivation also significantly reduces the barrier to entry by reducing the start-up capital required for new entrants in the cannabis industry. It may also ultimately lower prices as capital expenditure requirements related to growing outside are typically much lower than those associated with indoor growing. Further, the licensed outdoor cultivation capacity is extremely large. While outdoor cultivation is almost exclusively extraction grade, its presence in the market will have a negative effect on pricing of extraction grade wholesale cannabis.

Competition is also based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service.

Internationally, cannabis companies are limited to those countries which have legalized aspects of the cultivation, distribution, sale or use of cannabis. The barrier to entry for competitors in these is significantly influenced by the national regulatory landscape with respect to cannabis and the economic climate subsisting in each region.

We expect more countries to pass regulation allowing for the use of medical and/or recreational cannabis. While expansion of the global cannabis market will provide more opportunities to grow our international business, we also expect to experience increased global competition.

Our Corporate History

BGC was incorporated on April 16, 2019 under the Delaware General Corporation Law (the “DGCL”). On May 28, 2019, BGC entered into a merger agreement (the “BGGI Agreement”) with Bright Green Grown Innovation LLC, a limited liability company (“BGGI”), whereby BGC issued to BGGI an aggregate of 123,589,000 shares of common stock (the “BGGI Merger”). In connection with the BGGI Merger, BGC acquired two parcels of land, consisting of one 70-acre parcel and one 40-acre parcel, and a completed greenhouse structure in Grants, New Mexico. Lynn Stockwell received 18,000,000 shares for the 70-acre parcel including the Greenhouse. She additionally received 9,500 shares for the 40 acre parcel. Share certificates were issued accordingly.

BGC entered into an agreement and plan of merger with Grants Greenhouse Growers, Inc., a New Mexico corporation (“GGG”) on October 30, 2020 (the “GGG Agreement”), whereby BGC issued to GGG an aggregate of 1,000,000 shares of common stock (the “GGG Merger”). In connection with the GGG Merger, BGC received an option to purchase approximately 510 acres of land near BGC’s Grants, New Mexico property at the purchase price of $5,000 per acre.

BGC entered into an agreement and plan of merger (the “Naseeb Agreement”) with Naseeb Inc. (“Naseeb”) on November 10, 2020, whereby BGC issued to Naseeb an aggregate of 10,000,000 shares of common stock (the “Naseeb Merger”). In connection with the Naseeb Merger, BGC received certain intangible property, including rights to certain patents and patent applications, licenses to operate cultivation facilities, and rights to additional licenses if-and-when issued.

On May 17, 2022, we completed a direct listing of our common stock (the “Direct Listing”), on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BGXX.” We incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and incurred approximately $4,000,000 in general and administrative expenses during the year ended December 31, 2022. In addition, in connection with the Direct Listing, and pursuant to a financial advisory agreement by and between the Company and EF Hutton, division of Benchmark Investments, LLC (the “Advisor Agreement”) dated April 8, 2022, on June 3, 2022, we issued representatives and affiliates of the Advisor and related parties, an aggregate of 787,245 shares of common stock , and representatives of Entoro Securities LLC (“Entoro”) an aggregate of 787,245 shares of common stock. The shares were issued by the Company’s transfer agent.

Bright Green EB-5 Program

On February 1, 2023, we initiated a private placement offering of our common stock, only to accredited or qualified institutional investors, in reliance upon Rule 506, Regulation D promulgated under the Securities Act, pursuant to the U.S. government’s EB-5 immigrant investor program. As of April 14, 2023, we have sold 44,010 shares of common stock at $39.99 per share, receiving proceeds of $1.76 million and have received executed subscription agreements from 37 investors to purchase 814,185 shares of common stock for $32.6 million. For more information, see “Item 1.A. Risk Factors – Although we have received executed subscription agreements from investors to purchase shares of common stock under our EB-5 Program, such investors may never receive the requisite approvals to participate in our EB-5 Program”.

Arrangement with Alterola

On August 25, 2022, we entered into a non-binding letter of intent (the “Alterola Agreement”) with Alterola pursuant to which we agreed to explore a merger transaction with Alterola. Pursuant to the Alterola Agreement, the Company agreed to acquire 25% (the “Initial Shares”) of the issued and outstanding shares of common stock, par value $0.001 per share of Alterola (“Alterola Stock”), subject to customary due diligence and applicable regulatory approvals. Additionally, pursuant to the Alterola Agreement, we received a six-month option (the “Alterola Option”) to acquire all remaining issued and outstanding shares of Alterola Stock, subject to customary due diligence, and regulatory, stockholder and other necessary approvals. On April 4, 2023, we announced our intention to exercise the Alterola Option.

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

On February 9, 2023, we appointed Seamus McAuley, Chief Executive Officer of Alterola, as our Chief Executive Officer, and entered into an executive employment agreement with Mr. McAuley. At that time, Terry Rafih stepped down as Chief Executive Officer, continuing as Executive Chairman of the Board. For more information, see “Named Executive Officer Employment Arrangements”.

On April 4, 2023, we announced our intention to acquire the remaining issued and outstanding common stock of Alterola.

Available Information

Our principal executive offices are located at 1033 George Hanosh Boulevard Grants, NM 87020, and our telephone number is (833) 658-1799. Our corporate website address is https://brightgreen.us. Information contained on or accessible through our website is not a part of this Annual Report and should not be considered to be part thereof. The public may read and copy any materials that we file with the Securities and Exchange Commission (the “SEC”) electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Annual Report and should not be considered to be part thereof. We also provide access without charge to all of our SEC filings, including copies of this Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing or furnishing, on our website.

Human Capital Resources

As of December 31, 2022, we had 23 full-time employees. We consider our relationship with our employees to be good. We emphasize several measures and objectives in managing its human capital assets, including, among others, (i) employee safety and wellness, (ii) talent acquisition and retention, (iii) employee engagement, development and training, (iv) diversity and inclusion and (v) compensation. These targeted ideals may include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare, and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, and/or employee assistance programs. We also provide our employees with access to various innovative, flexible, and convenient health and wellness programs. We designed these programs to support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our financial statements and related notes included at the end of this Annual Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risk Factors Summary

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should carefully consider the full risk factor disclosure outlined in this Annual Report, in addition to the other information herein, including the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.

●	We have a relatively limited history of operations, a history of losses, and our future earnings, if any, and cash flows may be volatile, resulting in uncertainty about our prospects;
●	We had negative operating cash flow for the year ended December 31, 2022 and December 31, 2021;
●	We are highly dependent on our management team, certain members of our board of directors and advisors, and the loss of our executive officers, non-executive directors or other key advisors or service providers could harm our ability to implement our strategies, impair our relationships with clients and adversely affect our business, results of operations and growth prospects;
●	The COVID-19 pandemic could continue to materially adversely affect our business, financial condition, results of operations, cash flows and day-to-day operations;
●	Our plan to expand our product offerings and sales channels might not be successful, and implementation of these plans might divert our operational, managerial and administrative resources, which could impact our competitive position;
●	We are in discussions to consummate arrangements with certain service providers, and if these arrangements do not materialize, or materialize on terms that are not favorable to the Company, it could materially adversely affect our business, financial condition, results of operations, cash flows and day-to-day operations;
●

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022, as a result of the restatement of our unaudited financial information as of and for the quarter ended June 30, 2022. We have strengthened our review controls around the issuance of shares of common stock and the recording of the associated expense by adding an additional reviewer to the review process. Although our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022, we may, in the future, identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations;

●	Cannabis is highly regulated at the federal and state level, and authorizations for the production of cannabis for research is still in the early stages;
●	A denial of, or significant delay in obtaining, or any interruption of required government authorizations to grow cannabis for federally sanctioned purposes would likely significantly, negatively impact us;
●	The U.S. wholesale market for cannabis for research is of unknown size and is difficult to forecast;
●	FDA regulation of cannabis could negatively affect the cannabis industry, which would directly affect our financial condition;
●	Research in the United States, Canada and other countries on the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids may cause adverse effects on our operations;
●	The very dynamic nature of the laws and regulations affecting the cannabis market, the federal authorization of cannabis for research, or the state-regulated cannabis industry could materially adversely affect our proposed operations, and we cannot predict the impact that future laws or regulations may have on us;
●	The uncertainties around funding, construction, and growing an agricultural crop pose risks to our business;
●	The cannabis industry is subject to the risks inherent in an agricultural business, including environmental factors and the risk of crop failure;
●	We are subject to environmental regulations and laws, and failure to timely or completely comply with such regulations and laws, or failure to obtain or maintain applicable licenses, may adversely affect our business;
●	The growth of our business continues to be subject to new and changing federal, state, and local laws and regulations;

●	We are subject to risks, including delays, from our ongoing and future construction projects, which may result from reliance on third parties, delays relating to material delivery and supply chains, and fluctuating material prices, among other factors;
●	Our planned future sale of cannabis and cannabis products could expose us to significant product liability risks;
●	We will need to raise substantial additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms;
●	There is no guarantee that we will be able to continue to raise funds through our EB-5 Program, if and when such program receives requisite regulatory approvals;
●	We are dependent on our banking relations, and while we currently have a stable banking relationship and operate in compliance with all applicable laws, we could have difficulty accessing or consistently maintaining banking or other financial services due to banks’ risk aversion toward serving even legal parts of the cannabis industry;
●	While we have entered into a non-binding letter of intent with Alterola Biotech Inc. and have entered into exclusive negotiations for a merger therewith, we cannot assure you that the transactions contemplated by our non-binding letter of intent will be consummated or, that if such transactions are consummated, they will be accretive to stockholder value;
●	We may engage in future acquisitions or strategic transactions, including the transaction with Alterola, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management;
●	We are subject to risks related to information technology systems, including cyber-security risks; successful cyber-attacks or technological malfunctions can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of confidential information and reputational risk, all of which would negatively impact our business, financial condition or results of operations;
●	Our common stock has a limited trading history and an active trading market may not develop or continue to be liquid, and the market price of our shares of common stock may be volatile;
●	The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control;
●	You may be diluted by issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price;
●	The future exercise of registration rights may adversely affect the market price of our common stock;
●	If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock , its trading price and volume could decline;
●	We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors;
●	Provisions of our amended and restated certificate of incorporation and bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders;
●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members;
●	Our failure to meet the continuing listing requirements of Nasdaq could result in a de-listing of our securities;
●	If we cannot continue to satisfy the rules of Nasdaq, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them;
●	Your ownership interest will be diluted and our stock price could decline when we issue additional shares of common stock; and
●	We have issued warrants and may continue to issue additional securities in the future. The exercise of these warrants and the sale of the common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

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

We had negative operating cash flow for the years ended December 31, 2022 and December 31, 2021.

We had negative operating cash flow of $2,265,770 in the year ended December 31, 2022, and a negative operating cash flow of $1,656,575 for the year ended December 31, 2021. To the extent that we have negative operating cash flow in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to us.

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

We are highly dependent on our management team, certain members of our board of directors and advisors, and the loss of our executive officers, non-executive directors or other key advisors or service providers could harm our ability to implement our strategies, impair our relationships with clients and adversely affect our business, results of operations and growth prospects.

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

The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will depend on the length of time that the pandemic continues, its effect on the demand for our products and our supply chain, the effect of governmental regulations imposed in response to the pandemic, as well as uncertainty regarding all of the foregoing. We cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a larger material adverse effect on our business, financial condition, results of operations and cash flows beyond what is discussed within this Annual Report.

We could be adversely affected by declines in discretionary consumer spending, consumer confidence and general and regional economic conditions.

Our success depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. We believe the cannabis markets are heavily reliant on discretionary consumer spending. The current economic environment as a result of COVID-19, coupled with high volatility and uncertainty as to the future global economic landscape, may have an adverse effect on consumers’ discretionary income and consumer confidence. Future volatile, negative, or uncertain economic conditions and recessionary periods or periods of significant inflation may adversely impact consumer spending on our products and services, which would materially adversely affect our business, financial condition and results of operations. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

Our plan to expand our product offerings and sales channels might not be successful, and implementation of these plans might divert our operational, managerial and administrative resources, which could impact our competitive position.

BGC’s success and the planned growth and expansion of the business depends on their products and services achieving greater and broader acceptance, resulting in a larger customer base, and on the expansion of its operations into new markets. However, there can be no assurance that customers will purchase its products and/or services, or that they will be able to continually expand their customer base. Additionally, if they are unable to effectively market or expand their product and/or service offerings, we will be unable to grow and expand our business or implement our business strategy.

BGC’s ability to grow its existing brand and develop or identify new growth opportunities depends in part on its ability to appropriately identify, develop and effectively execute strategies and initiatives. Failure to effectively identify, develop and execute strategies and initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations. These plans involve various risks discussed elsewhere in these risk factors, including:

●	implementation of these plans may be delayed or may not be successful;

●	if BGC’s expanded product offerings and sales channels fail to maintain and enhance our distinctive brand identity, our brand image may be diminished, and our sales may decrease; and

●	implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

In addition, BGC’s ability to successfully carry out our plans to expand its product offerings may be affected by, among other things, laws and regulations pertaining to cannabis use, economic and competitive conditions, changes in consumer spending patterns and consumer preferences. BGC’s expansion plans could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact its competitive position and reduce our revenue and profitability.

We are in discussions to consummate arrangements with certain service providers, and if these arrangements do not materialize, or materialize on terms that are not favorable to the Company, it could materially adversely affect our business, financial condition, results of operations, cash flows and day-to-day operations

We are in discussions to consummate arrangements with certain service providers. Any agreement we plan to enter into with a third party may not materialize, or, may not be on favorable terms, and the expected benefits and growth from these agreements may not materialize as planned. If we fail to enter into agreements with such service providers, or enter into agreements that are not on favorable terms to the Company, it could materially adversely affect our business, financial condition, results of operations, cash flows and day-to-day operations.

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022, as a result of the restatement of our unaudited financial information as of and for the quarter ended June 30, 2022. We have strengthened our review controls around the issuance of shares of common stock and the recording of the associated expense by adding an additional reviewer to the review process. Although our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022, we may, in the future, identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Under the supervision and with the participation of our management, including our former Interim Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material error in our annual or interim financial statements will not be prevented or detected on a timely basis. In Management’s Report on Internal Control over Financial Reporting included in our quarterly report on Form 10-Q for the quarter ended June 30, 2022 filed August 12, 2022, our management previously concluded that we maintained effective internal control over financial reporting as of June 30, 2022. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of June 30, 2022. This determination was made as a result of a recording error of the fair value of shares of common stock we issued for services in June 2022. Such shares have a fair value of $8.00 per share, the price of our common stock at the time of our Direct Listing, but were initially recorded at a fair value of $4.00 per share. With this error being corrected in amendment no. 1 to our quarterly report on Form 10-Q for the period ended June 30, 2022, net loss increased by $6,297,960. We have strengthened our review controls around the issuance of shares of common stock and the recording of the associated expense by adding an additional reviewer to the review process. The Company continues to evaluate and implement procedures as deemed appropriate to enhance our disclosure controls.

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are then listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business, and would have a material adverse effect on our business, financial condition and results of operations.

We are at risk of cyber-attacks or other security breaches that could compromise sensitive business information, undermine our ability to operate effectively and expose us to liability, which could cause our business and reputation to suffer.

Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to internal networks, cloud deployed enterprise and customer-facing environments and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We, and our third-party software and service providers, may face security threats and attacks from a variety of sources.

As part of our business, we store our data, including intellectual property, and certain data about our employees, customers and vendors in our information technology systems. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. In addition, given their size and complexity, our information systems could be vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties attempting to gain unauthorized access to our products, systems or confidential information.

If a third party gained unauthorized access to our data, including any data regarding our employees, customers or vendors, the security breach could expose us to risks. Such unauthorized access and a failure to effectively recover from breaches could compromise confidential information, disrupt our business, harm our reputation, result in the loss of customer confidence, business and assets (including trade secrets and other intellectual property), result in regulatory proceedings and legal claims, and have a negative impact on our financial results.

Risks Related to our Business and Operations - Required DEA Authority To Grow and Process Cannabis and Cannabis Generally

Cannabis is highly regulated at the federal and state level, and authorizations for the production of cannabis for research are still in the early stages.

Cannabis, other than hemp, is a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. While cannabis remains a federally illegal Schedule I drug under the CSA, there is a limited exemption under which cannabis can be grown or manufactured for uses in federally sanctioned research. To become an authorized cannabis supplier or researcher in the United States, one must obtain a registration from the DEA and meet certain requirements imposed by the DEA, which are required by the DEA to comply with federal statutes and international treaty law. The registration process to manufacture controlled substances is codified under 21 U.S.C. § 823. It requires that the Attorney General determine whether registrations are in the public interest. To do so, the Attorney General is directed to consider multiple public interest factors, including “compliance with applicable State and local law.”

The University of Mississippi, pursuant to a contractual agreement with National Institute on Drug Abuse (“NIDA”), was the only federally authorized cannabis producer in the United States for years. In the face of unprecedented demand for cannabis manufacture for research necessitating more suppliers, the program at the University of Mississippi has faced significant criticism for its poor quality flower, mold issues, and limited availability of strains with levels of THC and CBD comparable to commercial cannabis products.

In recent years, the federal government has acknowledged the need for new suppliers. During his confirmation hearings in 2019, Attorney General Barr testified that he supported authorizing more facilities to cultivate cannabis in the U.S. for research purposes. In January 2020, a senior policy advisor for the DEA, Matthew J. Strait, testified before the House Energy and Commerce Committee regarding the DEA’s progress to date. Mr. Strait acknowledged concerns about the limited supply of research-grade cannabis and the lack of chemical diversity in the plants cultivated in Mississippi. He outlined the DEA’s various steps in the past few years to expand cannabis research and manufacturing capacity, including:

●

In December 2015, the DEA announced to all existing Schedule I researchers that it was easing the requirements for obtaining a modification of their existing registration for those who wished to conduct research on cannabidiol (CBD).

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

●	On the manufacturing side, between 2017 and 2022, the DEA increased the aggregate production quota for cannabis by 575%, from 472 kg in 2017 to 3,200 kg in 2022. The increase has directly supported NIDA’s provision of various strains of cannabis to researchers in the United States.

In addition to these efforts, in 2016, the DEA began accepting new research cultivation applications under regulations developed by the Obama administration. However, no decisions were made on those applications, and, in August 2019, the DEA issued a notice to the pending applicants, stating that it would promulgate new regulations to govern the program of growing “marihuana” for scientific and medical research prior to issuing any registrations. During his testimony, Mr. Strait explained that the DEA is “actively taking steps to expand” the number of registered growers, and had recently sent draft regulations to facilitate licensing additional growers to the Office of Management and Budget.

Those draft regulations were published in late March 2020. Under the proposed regulations, the DEA will maintain sole ownership of all cannabis produced under the program, requiring growers to notify the DEA of an upcoming harvest up to four months’ in advance, or at a minimum, 15 days before a harvest. The DEA currently has roughly thirty-five outstanding applications for research cannabis cultivation licenses, and the agency said it expects to approve approximately five to thirteen suppliers once the rules are finalized after a public comment period, which has ended. The proposed rule provides that, with a limited exception, applications accepted for filing after the date the final rule becomes effective will not be considered pending until all applications accepted for filing on or before the date the final rule becomes effective have been granted or denied by the Administrator.

On December 18, 2020, the DEA finalized new regulations pertaining to applications by entities seeking to become registered with the DEA to grow cannabis as bulk manufacturers for research purposes and provide cannabis to other DEA registered manufacturers. Under these and other applicable regulations, applicants are responsible for demonstrating that they have met various requirements, including requirements to possess appropriate state authority, document that their customers are licensed to perform research, and employ adequate safeguards to prevent diversion. The DEA has registered a limited number of additional bulk manufacturers for the U.S. wholesale market for cannabis for research.

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

A denial of, or significant delay in obtaining, or any interruption of required government authorizations to grow cannabis for federally sanctioned purposes would likely significantly, negatively impact us.

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

The DEA has not made public how many entities received memorandums of agreement. If the DEA awards additional Federal Registrations to grow cannabis for federally sanctioned research it would limit our competitive advantage. This would have a negative impact on our business plans, operations and financial results.

The U.S. wholesale market for cannabis for research is of unknown size and is difficult to forecast.

BGC plans to operate in a novel market which currently only has seven other participants. The extent to which the DEA will expand the current cannabis research program, and the supply that the DEA will require from bulk manufacturers to furnish researchers with cannabis is unknown and unprecedented. Because this market is new and novel, there are risks to predicting the market size and the resulting revenue BGC will obtain from government contracts to supply cannabis researchers, should the DEA registration be obtained, and any such projections may prove inaccurate.

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

As a result of changing customer preferences, even among research or pharmaceutical customers, many products attain financial success for a limited period of time.

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

The very dynamic nature of the laws and regulations affecting the cannabis market, the federal authorization of cannabis for research, or the state-regulated cannabis industry could materially adversely affect our proposed operations, and we cannot predict the impact that future laws or regulations may have on us.

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

We may be vulnerable to rising energy costs, and an increase or volatility in energy prices may adversely affect our business and results of operations.

Cannabis growing operations consume considerable energy, which makes us vulnerable to rising energy costs and/or the availability of stable energy sources. Accordingly, rising or volatile energy costs or the inability to access stable energy sources may have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental regulations and laws, and failure to timely or completely comply with such regulations and laws, or failure to obtain or maintain applicable licenses, may adversely affect our business.

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

Our planned future sale of cannabis and cannabis products could expose us to significant product liability risks.

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

There is no guarantee that we will be able to continue to raise funds through our EB-5 Program, if and when such program receives requisite regulatory approvals.

On February 1, 2023, we initiated our EB-5 Program, whereby we may issue up to an aggregate of 12,609,152 shares of common stock to accredited or institutional investors, at a price of $39.99 per share. As of the date of this Annual Report, we have issued an aggregate of 44,010 shares and may issue up to a further 12,565,142 shares of common stock under our EB-5 Program. There is no guarantee that we will raise sufficient funds under the EB-5 Program to avoid the need for parallel fundraising activities. If we are required to conduct additional fundraising activities and we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from executing upon our business plan. This would have a material adverse effect on our business, financial condition and results of operations. See “Item 1.A. Risk Factors – We will need to raise substantial additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms”, “Item 1.A. Risk Factors – Although we have received executed subscription agreements from investors to purchase shares of common stock under our EB-5 Program, such investors may never receive the requisite approvals to participate in our EB-5 Program”, and “Item 1. Business – Bright Green EB-5 Program” for more information.

Although we have received executed subscription agreements from investors to purchase shares of common stock under our EB-5 Program, such investors may never receive the requisite approvals to participate in our EB-5 Program.

Although we have received executed subscription agreements from 37 investors to purchase 814,185 shares of common stock for $32.6 million, such investors may never receive the requisite approvals to participate in our EB-5 Program. Failure by these investors to receive the requisite approvals to participate in our EB-5 Program may negatively affect us. The potential financial returns to us under the aforesaid executed subscription agreements depends in large part on the investors receiving the requisite approvals to participate in such program, and if these investors fail to receive the requisite approvals, the funding of our EB-5 Program could be delayed, hindered or may not occur and our business and prospects could be materially and adversely affected.

We are dependent on our banking relations, and while we currently have a stable banking relationship and operate in compliance with all applicable laws, we could have difficulty accessing or consistently maintaining banking or other financial services due to banks’ risk aversion toward serving even legal parts of the cannabis industry.

We are dependent on the banking industry to support the financial functions of our company. Our business operating functions including payroll for our employees and other expenses and transactions which are reliant on traditional banking. Additionally, we anticipate that our clients will pay us via wire transfer to our bank accounts, or via checks that we deposit into our banks. We require access to banking services for both us and our clients to receive payments in a timely manner. Lastly, to the extent we rely on any lines of credit, these could be affected by our relationships with financial institutions and could be jeopardized if we lose access to a bank account.

Important components of our offerings depend on client accounts and relationships, which in turn depend on banking functions. Most federal and federally-insured state banks currently do not serve businesses that grow and sell cannabis products under state laws on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”), issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. The continued uncertainty surrounding financial transactions related to federally-illegal cannabis activities and the subsequent risks this uncertainty presents to financial institutions may result in their discontinuing services to the cannabis industry or limit their ability to provide services to the cannabis industry or even federally-legal cannabis businesses like ours, because of the misperception that we are a cannabis business like federally illegal ones are. While we are not transacting in any way with non-federally legal cannabis, it is possible that banks could view us as a risk because of our association with cannabis or a misunderstanding of our legal status.

While our business is federally legal and complies with the CSA, it is possible we could still face banking difficulties. Banks have and may continue to consider us to be part of the cannabis industry that is subject to banking restrictions. If we were to lose any of our banking relationships or fail to secure additional banking relationships in the future, we could experience difficulty and incur increased costs in the administration of our business, paying our employees, accepting payments from clients, each of which may adversely affect our reputation or results of operations. Additionally, the closure of many or one of our bank accounts due to a bank’s reluctance to provide services to a cannabis business, even though we are operating legally under U.S. law, would require significant management attention from us and could materially adversely affect our business and operations.

While we have entered into a non-binding letter of intent with Alterola and have entered into exclusive negotiations for a merger therewith, we cannot assure you that the transactions contemplated by our non-binding letter of intent will be consummated or, that if such transactions are consummated, they will be accretive to stockholder value.

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

Concurrently with the signing of the Secondary SPA, the Company and the Sellers entered into the Voting Agreement whereby the Sellers agree to vote in favor of the adoption of an agreement to effect the Company’s acquisition of Alterola or Alterola’s merger into the Company or a subsidiary of the Company, as the case may be, pursuant to additional terms set forth in the Voting Agreement. Pursuant to the Voting Agreement, the Sellers executed the Irrevocable Proxy whereby the Sellers granted the Company an irrevocable proxy to vote the Sellers’ Subject Shares (as defined therein) in a manner consistent with the Voting Agreement and pursuant to additional terms set forth in the Irrevocable Proxy.

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

On April 4, 2023, we announced our intention to exercise the Alterola Option.

We may engage in future acquisitions or strategic transactions, including the transaction with Alterola, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

As described herein, we have recently entered into a non-binding letter of intent to merge the Company with Alterola which enables us to conduct due diligence and negotiate the terms of a definitive merger agreement. In the event we engage in an acquisition or strategic transaction, we may need to acquire additional financing (particularly, if the acquired entity is not cash flow positive or does not have significant cash on hand). Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction may entail numerous operational and financial risks, including the risks outlined above and additionally:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products or technologies;
●	higher than expected acquisition and integration costs;
●	write-downs of assets or goodwill or impairment charges;

●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Risks Related to Ownership of Our Common Stock

Our common stock has a limited trading history and an active trading market may not develop or continue to be liquid, and the market price of our shares of common stock may be volatile.

Our common stock is listed and traded on Nasdaq. Prior to the listing on Nasdaq, there had not been a public market for our common stock, and an active market for our common stock may not develop or be sustained, which could depress the market price of our securities and could affect the ability of our stockholders to sell our common stock at favorable prices. In the absence of an active public trading market, investors may not be able to liquidate their investments in our shares of common stock. An inactive market may also impair our ability to raise capital by selling our common stock or equity-linked securities, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using our common stock or equity-linked securities consideration. Further, the market price of our common stock has been and may continue to be, volatile. Between May 17, 2022, the date our common stock began trading on Nasdaq, and April 14, 2023, the market price of our common stock ranged from a high of $58.00 on May 18, 2022 to a low of $0.35 on December 28, 2022.

The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

●	“short squeezes”;
●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
●	an increase or decrease in the short interest in our common stock ;
●	actual or anticipated fluctuations in our financial and operating results;
●	risks and uncertainties associated with events and macroeconomics events such as the ongoing COVID-19 pandemic, fluctuations in U.S. interest rates and rapid inflation; and
●	overall general market fluctuations.

Publicly traded companies’ stock prices in general, and our stock price in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, on May 18, 2022 and December 28, 2022, the closing price of our common stock was $48.08 and $0.35, respectively, and the daily trading volume on these days was approximately 3,221,100 and 273,900 shares, respectively. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a proportion of our common stock has been, and may continue to be, traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in the market price. Additionally, these and other external factors have caused, and may continue to cause, the market price and demand of our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

You may be diluted by issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our certificate of incorporation, as amended and restated, authorizes us to issue up to 500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. Additionally, our amended and restated certificate of incorporation which authorizes us to issue shares of common stock and options, rights, warrants and appreciation rights relating to our common stock for the consideration and on the terms and conditions established by our Board of Directors (the “Board”), in its sole discretion. We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.

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

On December 12, 2022, our stockholders approved the Bright Green Corporation 2022 Omnibus Equity Compensation Plan (the “Plan”). An aggregate of 13,547,384 shares of common stock are reserved for issuance under the Plan, and awards under the Plan may come in the form of options (including non-qualified options and incentive stock options), SARs, restricted shares, performance shares, deferred stock, restricted stock units, dividend equivalents, bonus shares or other stock-based awards.

The future exercise of registration rights may adversely affect the market price of our common stock.

Certain of our stockholders have registration rights for restricted securities. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year following the fifth anniversary of becoming a public company. As an emerging growth company, we may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information we provide to our stockholders may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards.

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

Our amended and restated bylaws, provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, or any action asserting a claim governed by the internal affairs doctrine, shall be a state or federal court located within the state of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other colleagues, which may discourage such lawsuits against us and our directors, officers and other colleagues. Alternatively, if a court were to find such choice of forum provisions to be inapplicable or unenforceable in an action, including but not limited to claims brought in connection with the Securities Act of 1934, as amended (the “Securities Act”), or Exchange Act, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Investors are unable to waive compliance with U.S. federal securities laws and the rules and regulations thereunder.

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

However, for as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the last day of the fiscal year following the fifth anniversary the last day of the fiscal year ending after the fifth anniversary of the listing of our common stock on Nasdaq; (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of the common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition are highly visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We are subject to additional regulatory burdens as a public company.

We are required to operate, maintain and oversee financial management control systems to manage our obligations as a public company listed on Nasdaq and registered with the SEC. These areas include corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. We expended significant resources to improve these systems in preparation for becoming a public company, and continue to review and improve these systems, but we cannot assure holders of our common stock that these and other measures we might take will be sufficient to allow us to satisfy our obligations as a public company. In addition, compliance with reporting and other requirements applicable to public companies listed on Nasdaq create additional costs for us and require management’s time and attention. We cannot predict the amount of the additional costs that we might incur, the timing of such costs or the impact that management’s attention to these matters will have on our business.

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

Shares eligible for future sale may have adverse effects on our share price.

Sales of substantial amounts of shares or the perception that such sales could occur may adversely affect the prevailing market price for our shares. We may issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. Therefore, it may not be possible for existing shareholders to participate in such future share issuances, which may dilute the existing shareholders’ interests in us.

If we cannot continue to satisfy the rules of Nasdaq, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.

Even though our common stock is listed on Nasdaq, we cannot assure you that our common stock will continue to be listed on Nasdaq.

We are required to comply with certain rules of Nasdaq, including those regarding minimum shareholders’ equity, minimum share price, minimum market value of publicly held shares, and various additional requirements. We may not be able to continue to satisfy these requirements and applicable rules. If we are unable to satisfy Nasdaq criteria for maintaining our listing, our securities could be subject to delisting.

If Nasdaq delists our securities from trading, we could face significant consequences, including:

●	a limited availability for market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock ;

●	limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Investment in our common stock is speculative and involves a high degree of risk. You may lose your entire investment.

There is no guarantee that the common stock will earn any positive return in the short term or long term. A holding of our common stock is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. A holding of our common stock is appropriate only for holders who have the capacity to absorb a loss of some or all of their holdings.

Your ownership interest will be diluted and our stock price could decline when we issue additional shares of common stock.

We expect to issue from time to time in the future additional shares of common stock or securities convertible into, or exercisable or exchangeable for, shares of common stock in connection with possible financings, acquisitions, equity incentives for employees or otherwise. Any such issuance could result in substantial dilution to existing shareholders and cause the trading price of the common stock to decline.

Under our EB-5 Program, we may issue up to an aggregate of 12,609,152 shares of common stock. As of April 14, 2023, we have issued an aggregate of 44,010 shares of common stock pursuant to our EB-5 Program and may issue up to an additional 12,565,142 shares. For more information, see “Item 1.A. Risk Factors – “Although we have received executed subscription agreements from investors to purchase shares of common stock under our EB-5 Program, such investors may never receive the requisite approvals to participate in our EB-5 Program”,

We have issued warrants and may continue to issue additional securities in the future. The exercise of these warrants and the sale of the common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

As of December 31, 2022, we have issued and have outstanding warrants to purchase 9,523,810 shares of common stock at an exercise price of $1.05 per share, subject to adjustment as described therein. Because the market for our common stock may be thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon exercise of our outstanding securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The following table set forth the Company’s owned and leased physical properties as of December 31, 2022, which include corporate offices, cultivation and production facilities (operating and under construction). In addition to the currently owned and leased property, the Company holds two options, each for the purchase of 300 acres of land in Grants, New Mexico.

Property Type	Owned/Leased	County	State
Agricultural Property – 40 acres	Owned	Cibola	New Mexico
Agricultural Property – 70 acres	Owned	Cibola	New Mexico
Office	Leased	Broward	Florida

As of December 31, 2022, we notified the land owners of our intention to exercise the two options and are in process of negotiating final terms of acquisition.

Corporate Headquarters

Our principal executive offices are located at 1033 George Hanosh Boulevard Grants, NM 87020, and our telephone number is (833) 658-1799. The Company believes that its existing facilities and other available properties will be sufficient for its needs for the foreseeable future.

Item 3. Legal Proceedings

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

●	Bright Green Corporation v. John Fikany, D-1333-CV-202000231, State of New Mexico, County of Cibola, Thirteenth Judicial District. On October 23, 2020, the Company filed a complaint for declaratory judgment against a consultant of the Bright Green Group of Companies, an entity unrelated to the Company, to determine if defendant is entitled to 5,000,000 shares of the Company’s common stock, based on a failure to fulfil agreed upon conditions precedent to earning such shares from the Company. Defendant counterclaimed and filed a third-party claim against Lynn Stockwell, founder and a director of the Company, and Ms. Stockwell’s husband, for claims including wrongful termination and breach of contract. The Company denies defendants allegations and have set forth arguments refuting defendant’s counterclaims and third-party claims. The case is in the discovery phase. The Company is exploring potential dispositive motions against the counter and third-party claims.

●	Bright Green Corporation v. Jerry Capussi, D-1333-CV-202000252, State of New Mexico, County of Cibola, Thirteenth Judicial District. On November 16, 2020, the Company and defendant, a former consultant of Sunnyland Farms Inc, an entity unrelated to the Company, each filed claims for declaratory judgment seeking to determine by court order whether defendant is entitled to (i) shares of common stock in the Company (amounting to no more than 108,000 shares) or (ii) fair market value of defendant’s equity ownership of BGGI. The lawsuit is in early discovery stages, and we are preparing arguments for a summary judgment motion. There are no claims for specific monetary liability against either party.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on Nasdaq under the symbol “BGXX”. On April 14, 2023, the closing price of our common stock was $1.55 per share.

Holders of Our common stock

As of April 14, 2023, we had 95 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

Since our inception, we have not paid any dividends on our common stock, and we currently expect that, for the foreseeable future, all earnings, if any, will be retained for use in the development and operation of our business. In the future, our Board may decide, at its discretion, whether dividends may be declared and paid to holders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2022 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6. [Reserved].

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the accompanying notes included in Part II, Item 8 of this Annual Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.” Please also refer to the section titled “Special Note Regarding Forward Looking Statements.”

Overview

We are a first-mover in the U.S. federally-authorized cannabis space. We are one of a few companies who have received conditional approval based on already agreed terms from the DEA to produce federally legal cannabis and have entered into the MOA with the DEA which permits us to proceed towards a Federal Registration for the Bulk Manufacturing of cannabis under DEA Document Control Number W20078135E.

Unlike state-licensed cannabis companies who engage in commercial sales to consumers, and whose businesses are legal under state law but not federal law, subject to the milestones and requirements set forth herein, we are conditionally authorized by the federal government to sell cannabis commercially for research and manufacturing purposes, export cannabis for international cannabis research purposes, and sell cannabis to DEA-registered pharmaceutical companies for the production of medical cannabis products and preparations. We plan to focus on the development of cannabis strains and sales of products with high contents of CBN (cannabinol) and CBG (cannabigerol).

In addition to research and pharmaceutical supply sales, Bright Green will be able, and has received the DEA’s express permission, to sell certain cannabinoids, such as CBN (cannabinol) and CBG (cannabigerol) as hemp isolates or extracts, and plans to sell CBN and CBG hemp products to consumers where such products are fully legal under all applicable laws. On August 9, 2022, the DEA confirmed to BGC that cannabinoids, including, but not limited to CBN/CBG, which meet the definition of “hemp” by having a Delta-9-tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis, are outside of the DEA’s jurisdiction because they are not controlled under the CSA. Hemp and hemp products were made legal by the 2018 Farm Bill, which has been codified in 21 U.S.C. § 802(16)(B)(i), and 7 U.S.C. § 1639o. This hemp product business line will be in addition to our research and pharmaceutical cannabis sales conducted under a Federal Registration for the Bulk Manufacturing of cannabis, if and when we receive such registration

Because cannabis is still a Schedule I Controlled Substance in the U.S., it has been historically under-researched. Though the majority of Americans now live in states where cannabis is legal, the full potential of the cannabis plant for medicinal use remains understudied due to limited access to federally-approved cannabis. The DEA recently issued a call for more cannabis research supply based on the increased demand for cannabis research in the U.S. As described herein, we received conditional approval from the DEA, based on already agreed upon terms set forth in the MOA. Final approval from the DEA is contingent on, among other things, completed construction of manufacturing and production facilities and systems. Completion of construction is subject to the risk factors described herein and also requires successful fundraising.

Final registration under the MOA is anticipated in the second quarter of 2023, and is contingent upon completion of construction and a successful inspection by the DEA of BGC’s facilities. Additionally,  BGC must comply with the terms agreed upon pursuant to the MOA which include: submitting an Individual Procurement Quota on or before April 1 of each year utilizing DEA Form 250; submitting an Individual Manufacturing Quota on or before May 1 of each year utilizing DEA Form 189; collecting samples of cannabis and distributing them to DEA-registered analytical laboratories for chemical analysis during the pendency of cultivation and prior to the DEA’s taking possession of the cannabis grown; providing the DEA with 15-day advance written notification, via email, of its intent to harvest cannabis; following the DEA’s packaging, labeling, storage and transportation requirements; distributing DEA’s stocks of cannabis to buyers who entered into bona fide supply agreements with the Company; providing the DEA with 15-day advance written notification of its intent to distribute cannabis; and invoicing the DEA for harvested cannabis that it intends to sell to the DEA.

Following final approval from the DEA, we will be permitted to cultivate and manufacture cannabis, supply cannabis researchers in the U.S. and globally, and produce cannabis for use in pharmaceutical production of prescription medicines within the U.S. There is no guarantee that we will receive final approval from the DEA. Upon receipt of the Federal Registration for the Bulk Manufacturing of cannabis, our activities will be legal under federal law, which sets BGC apart from most other U.S. cannabis companies, if and when we receive such approval.

We have assembled an experienced team of medical professionals and researchers, international horticultural growers and experts, and construction and cannabis production professionals, which we believe position us as a future industry leader in the production of cannabis.

Recent Developments

Key Factors Affecting Our Results of Operations and Future Performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in Part I, Item 1A of this Annual Report.

Results of Operations

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

Revenue:

We are a start-up company and have not generated any revenues for the twelve months ended December 31, 2022 and 2021. We can provide no assurance that we will generate sufficient revenues from our intended business operations to sustain a viable business operation. In order to generate revenues, we must first receive receipt of final registration from the DEA as described herein and begin operations.

Operating Expenses:

We incurred operating expenses in the amount of $27,313,922 for the twelve months ended December 31, 2022, as compared with $2,490,499 for the same period ended 2021. Our operating expenses for all periods consisted entirely of general and administrative expenses and depreciation. The detail by major category within general and administrative expenses for the twelve months ended December 31, 2022 and 2021 is reflected in the table below.

	For the year ended
	2022	2021

Stock-based compensation	$18,833,781	$360,000
Professional fees	6,260,289	888,926
Officer salaries	696,614	-
Travel	232,794	68,374
Other expenses	203,554	254,301
Insurance	145,993	44,914
Licenses	87,304	15,935
Property taxes	58,054	68,766
Office salaries	52,358	-
Land option	38,500	37,500
Total general and administrative expenses	$26,609,241	$1,738,716
Depreciation	704,681	751,783
Total operating expenses	$27,313,922	$2,490,499

The increase of $24,870,525 in our general and administrative expenses for the year ended December 31, 2022 as compared to December 31, 2021 was primarily a result of increased spending on share based compensation to service providers and executives and professional fees associated with the Direct Listing.

We expect our general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash of $414,574 compared to $1,282,565 as of December 31, 2021. The decrease of $867,991 in cash was mainly by the use of funds for the construction in progress, deposits for equipment, and the costs associated with the Company’s SEC filings. This decrease was partly offset by cash received from the sales of common stock of $12,186,733. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities, an advance from a director, and since December 2022, a $3,579,990 draw on a line of credit provided by a director of the Company. As of December 31, 2022 and 2021, the Company had a total stockholders’ equity of $11,578,836 and $8,220,399, respectively.

The Company is in its initial stages to start building facilities to grow, research and distribute medical plants. The Company has incurred recurring losses from operations, and as at December 31, 2022 and 2021, had an accumulated deficit of $34,075,821 and $6,413,744, respectively, and a negative working capital of $7,030,929 and positive working capital of $1,282,829, respectively. The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. During the twelve months ended December 31, 2022, the Company raised $12,186,733 through common stock issuances. The Company has also secured a $15,000,000 line of credit from a related party entity and has drawn $5,191,057 and paid down $1,611,067, leaving available $11.3 million to draw from that credit facility. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors or credit facilities in a timely manner, the Company will explore available options, including but not limited to, an equity backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

Sources of Liquidity

During the twelve months ended December 31, 2022, the Company raised $12,186,733 through common stock issuances. The Company has also secured a $15,000,000 line of credit from a related party entity and has drawn $5,191,057 and paid down $1,611,067, leaving available $11.3 million to draw from that credit facility.

Cash Flows

Operating Activities

	For the years ended
	December 31, 2022	December 31, 2021

Net cash used in operating activities	(2,265,770)	(1,656,575)

Investing Activities

	For the years ended
	December 31, 2022	December 31, 2021

Net cash used in investing activities	(14,368,944)	(302,717)

Financing Activities

	For the years ended
	December 31, 2022	December 31, 2021

Net cash provided by financing activities	15,766,723	3,139,594

Contractual Obligations and Commitments

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 3 “Summary of Significant Accounting Policies,” in the Company’s financial statements included in this Annual Report on Form 10-K. During the year ended December 31, 2022, no material changes were made to the Company’s significant accounting policies.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 to the Company’s financial statements, Standards, Amendments, and Interpretations Adopted.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the U.S. and worldwide. As with many companies around the world, our day-to-day operations were disrupted with the imposition of work from home policies and requirements for physical distancing for any personnel present in our offices and laboratories. The pandemic has also disrupted our activities as shelter-in-place orders, quarantines, supply chain disruptions, travel restrictions and other public health safety measures have impacted our ability to interact with our existing and potential partners for our activities. However, the COVID-19 pandemic did not materially impact our business, operating results, or financial condition. There is significant uncertainty as to the trajectory of the pandemic and its impacts on our business in the future. We could be materially and adversely affected by the risks, or the public perception of the risks, related to the COVID-19 pandemic or similar public health crises. Such crises could adversely impact our ability to conduct on-site laboratory activities, expand our laboratory facilities, secure critical supplies such as reagents, laboratory tools or immunized animals required for discovery research activities, and hire and retain key personnel. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining our operations, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from the COVID-19 pandemic.

JOBS Act Accounting Election

We qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are not otherwise applicable to public companies. These provisions include, but are not limited to:

●	being permitted to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report;
●	not being required to comply with the auditor attestation requirements on the effectiveness of our internal controls over financial reporting;
●	not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);
●	reduced disclosure obligations regarding executive compensation arrangements; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may use these provisions until the last day of our fiscal year in which the fifth anniversary of the completion of our initial public offering occurred. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our shareholders may be different than the information you receive from other public companies in which you hold stock.

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, until those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an emerging growth company or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which we will adopt the recently issued accounting standard.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the years ended December 31, 2022 and 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our former Interim Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material error in our annual or interim financial statements will not be prevented or detected on a timely basis. In Management’s Report on Internal Control over Financial Reporting included in our quarterly report on Form 10-Q for the quarter ended June 30, 2022 filed August 12, 2022, our management previously concluded that we maintained effective internal control over financial reporting as of June 30, 2022. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of June 30, 2022. This determination was made as a result of a recording error of the fair value of shares of common stock we issued for services in June 2022. Such shares have a fair value of $8.00 per share, the price of our common stock at the time of our Direct Listing, but were initially recorded at a fair value of $4.00 per share. With this error being corrected in amendment no. 1 to our quarterly report on Form 10-Q for the period ended June 30, 2022, net loss increased by $6,297,960. We have strengthened our review controls around the issuance of shares of common stock and the recording of the associated expense by adding an additional reviewer to the review process. The Company continues to evaluate and implement procedures as deemed appropriate to enhance our disclosure controls.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the year ended December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets: (ii) provide reasonable assurance (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting policies (b) our receipts and expenditures are being made only in accordance with authorizations of our management and directors: and (c) regarding the prevention or timely detection of the unauthorized acquisition use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

As described above, we implemented certain remediation efforts as a result of the error identified in our financial statements for the quarter ended June 30, 2022, and the corresponding material weakness identified by management in such period. Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following persons are serving as our executive officers and directors:

Directors and Executive Officers	Age	Position/Title
Seamus McAuley	47	Chief Executive Officer
Terry Rafih	66	Executive Chairman
Saleem Elmasri	37	Chief Financial Officer
Dr Alfie Morgan	71	Director
Lynn Stockwell	65	Director
Dean Valore	50	Director
Robert Arnone	56	Director

Family Relationships

There are no family relationships among any of our directors or executive officers.

Executive Officers

Seamus McAuley has been BGC’s Chief Executive Officer since February 2023. From June 2021 to February 2023, Mr. McAuley was the Chief Executive Officer of Alterola Biotech Inc., a UK based pharmaceutical company developing cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs) and targeting European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products. Mr. McAuley has been the Chief Executive Officer of Opes Medical Holdings Ltd. (“OPES”) since founding the company in July 2019. OPES is a consultancy offering strategic executive services for the development of new and innovative medical technologies and in- vitro diagnostics, accessing funding sources and commercial launch of products. Before founding OPES, Mr. McAuley held several senior level sales and commercialization positions. From September 2018 to July 2019, Mr. McAuley was the European Corporate Development Manager for Diploma PLC, an international group of businesses supplying specialized technical products and services to the life sciences sector, where he was responsible for identifying, targeting, assessing and closing company acquisitions in strategically identified geographic zones and market sectors. Prior to that, from July 2011 to July 2019, Mr. McAuley was Sales and Commercial Director (UK & Ireland) for Technopath Distribution Ltd., an international manufacturer and distributor of clinical diagnostic products, where he more than doubled sales. Mr. McAuley earned diplomas in counselling and nursing from the University of Ulster.

Terry Rafih has been the Executive Chairman of BGC’s Board since October 2019, and previously served as BGC’s Chief Executive Officer from September 2022 to February 2023 and as BGC’s Interim Chief Executive Officer from June 2022 to September 2022. Since January 1989, Mr. Rafih has been the Owner and Chief Executive Officer of Rafih Automotive Group, one of Canada’s largest networks of auto dealerships. Mr. Rafih has decades of business experience and has managed mergers and acquisitions representing several billion dollars in aggregate value. Mr. Rafih received a B.S. in business administration from the University of Windsor. Mr. Rafih brings over 30 years of executive leadership experience to the Board. Mr. Rafih’s insights are critical to Board discussions.

Saleem Elmasri has been Chief Financial Officer since March 2022. Mr. Elmasri has been working at Titan Advisory Services LLC as Managing Partner since September 2020. Titan Advisory Services LLC is a boutique advisory firm focused on providing collaborative and customized financial operations and CFO services to early stage companies. Mr. Elmasri was Managing Director at DLA LLC, a professional services firm providing clients internal audit, accounting advisory, and corporate finance services, from June 2019 to April 2021 (ended full time employment September 2020 and became a consultant to DLA through April 2021). Prior to that, Mr. Elmasri worked as Senior Director for Pine Hill Group LLC, a boutique accounting and transaction advisory firm, from March 2018 to June 2019, and worked as Senior Manager for PricewaterhouseCoopers LLP, a Big-4 Accounting and Global Professional Services firm, from September 2007 to March 2018. Mr. Elmasri is a CPA and seasoned business professional who has a passion for delivering meaningful and measurable value to clients through practical solutions. Mr. Elmasri has over 15 years of experience in financial and management consulting. Mr. Elmasri began his career at PricewaterhouseCoopers and worked on several of the firm’s Fortune 500 clients, primarily focused on the Life Sciences and Pharmaceutical industry. From PwC, Mr. Elmasri transitioned to lead advisory practices at boutique consulting firms, specializing in transaction and complex accounting advisory. Mr. Elmasri has B.S. degrees in Accounting and Finance from Rutgers University.

Non-Employee Directors

Biographical information for Terry Rafih, our Executive Chairman of the Board, is set forth above in “Item 10. Directors, Executive Officers and Corporate Governance - Executive Officers”.

Dr. Alfie Morgan has been a Director of BGC’s Board since 2020. Dr. Morgan has been an Emeritus Professor of Business Administration at the University of Windsor in Canada since September 2016. From 1969 to 2003, he served as a professor with the University of Windsor, retiring as full-time member of faculty. He is the author/co-author of numerous publications and a book covering topics in the areas of strategic management, strategic planning, entrepreneurship, new venture formation, and corporate strategy and corporate best practices. He has served as a Director of the Windsor Regional Chamber of Commerce since 2003, and served as a Director of the Better Business Bureau of Southwest Ontario from 2018 to 2020. He previously maintained a management consulting practice specializing in strategic planning, and new venture formation. Dr. Morgan holds a B.Com from Cairo University, an M.B.A. from Boston University, and a Ph.D. from American University. Dr. Morgan brings decades of management, research and leadership experience to the Board.

Lynn Stockwell is the founder of Bright Green Corporation and has been a Director of BGC’s Board since its inception. From 2015 to 2020, Ms. Stockwell was a Managing Member of Bright Green Innovations, LLC, a concept for a federally legal emerging cannabis company, where Ms. Stockwell was responsible for managing the company’s industry, business and medical research relationships. Ms. Stockwell has served as a director of a hospital and held senior leadership positions in connection with fund raising events to promote the use of natural additives as an alternative to opioids. Ms. Stockwell is a sponsor of biomedical research and clinical trials and a member of AHP, the Association for Healthcare Philanthropy, with an interest in plant-based bio-identical hormone replacement. Ms. Stockwell is intimately familiar with BGC’s business and operations and brings significant knowledge of BGC’s business and the healthcare industry to the Board.

Dean M. Valore has been a Director of BGC’s Board since 2020 and Lead Independent Director since July 2022. Mr. Valore is managing partner of Valore & Gordillo L.L.P., a law firm based in Cleveland, Ohio, which he co-founded in January 2012. Since January 2021, Mr. Valore has also acted as Magistrate with the South Euclid Municipal Court in Ohio. Mr. Valore has been an adjunct professor of law, focusing on federal procedure, with the Cleveland-Marshall College of Law at Cleveland State University since January 2011. Before entering private practice, Mr. Valore was a United States Attorney. Mr. Valore is an expert in matters related to federal corporate compliance and acts as legal counsel to several medical-grade cannabis and cannabis-related companies. Mr. Valore received his J.D. from Cleveland State University - Cleveland-Marshall College of Law and his B.S. in finance from Miami University. Mr. Valore brings decades of corporate governance and federal regulatory and legal experience to the Board.

Robert Arnone has been a member of BGC’s Board since July 2021. Since 2006, Mr. Arnone has been co-owner and Chief Executive Officer of Levaero Aviation, the exclusive Canadian dealer for Pilatus Aircraft, and a globally recognized leading aircraft brokerage (“Levaero”). Mr. Arnone joined Levaero in 1999 and held various leadership positions before acquiring the company in 2006. Under his leadership, Levaero has expanded significantly and regularly records annual sales in excess of $75 million. Mr. Arnone holds a B.A. from Lakehead University and is a Certified Public Accountant.

Corporate Governance

Our business and affairs are managed under the direction of our Board. The number of directors will be fixed by our Board, subject to the terms of our amended and restated certificate of incorporation and bylaws, which include a requirement that the number of directors be fixed exclusively by a resolution adopted by directors constituting a majority of the total number of authorized directors, whether or not there exist any vacancies in previously authorized directorships. Our Board currently consists of five (5) directors.

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Corporate Governance Profile

Our corporate governance is structured in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:

●	Our Board is not classified, with each of our directors subject to re-election annually;
●	A majority of our directors satisfy the Nasdaq listing standards for independence;
●	Our Board leadership consists of a Lead Independent Director, a Chairman of the Board, and independent committee chairs.
●	Generally, all matters to be voted on by stockholders will be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all stockholders present in person or represented by proxy, voting together as a single class;
●	We comply with the requirements of the Nasdaq marketplace rules, including marketplace rules regarding composition of our Board committees;
●	By virtue of the position, the Lead Independent Director is a member of the audit committee, the compensation committee and the nominating and corporate governance committee; and
●	We do not have a stockholder rights plan.

Our directors stay informed about our business by attending meetings of our Board and its committees and through supplemental reports and communications. Our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors.

Role of the Board in Risk Oversight

The Board actively manages the Company’s risk oversight process and receives periodic reports from management on areas of material risk to the Company, including operational, financial, legal, and regulatory risks. The Board committees and the lead independent director assist the Board in fulfilling its oversight responsibilities in certain areas of risk. The audit committee assists the Board with its oversight of the Company’s major financial risk exposures. The compensation committee assists the Board with its oversight of risks arising from the Company’s compensation policies and programs. The nominating and corporate governance committee assists the Board with its oversight of risks associated with board organization, board independence, and corporate governance. While each committee is responsible for evaluating certain risks and overseeing the management of those risks, the entire Board is regularly informed about the risks by committee chairs and the lead independent director.

Director Independence

The Nasdaq marketplace rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominations committees be independent, or, if a listed company has no nominations committee, that director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the board’s independent directors. The Nasdaq marketplace rules further require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act.

Our Board has affirmatively determined that each of Dr. Alfie Morgan, Dean Valore and Robert Arnone qualify as an independent director, as defined under the applicable corporate governance standards of Nasdaq. These rules require that our audit committee be composed of at least three (3) members, one of whom must be independent on the date of listing on Nasdaq, a majority of whom must be independent within 90 days of the effective date of the registration statement containing the prospectus for our Direct Listing, and all of whom must be independent within one year of the effective date of the registration statement containing the prospectus for our Direct Listing.

Board Leadership

Terry Rafih is the Executive Chairman of the Board. In addition, Mr. Valore, Lead Independent Director, is a member of the audit committee, corporate governance and nominating committee, and compensation committee.

Board Meetings

The Board holds periodic meetings, and ad hoc meetings if and when necessary. Directors are expected to attend Board meetings, meetings of stockholders and meetings of the committees on which they serve, with the understanding that on occasion a director may be unable to attend a meeting.

During 2022, our Board held 2 meetings, and each director attended 100% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

Board Committees

In April 2022, the Board established three standing committees, the audit committee, the compensation committee and the corporate governance and nominating committee, to assist the Board with the performance of its responsibilities. The initial composition of these committees was set by the Board at that time, in its discretion. Going forward, the Board will designate the members of these committees and the committee chairs based on the recommendation of the corporate governance and nominating committee. The Board has adopted written charters for each of these committees, which are available on the investor relations section of our website at https://brightgreen.us. Copies will also be available in print to any stockholder upon written request.

Audit Committee

The Board formally established an audit committee in April 2022. The audit committee is composed of three (3) independent directors, Robert Arnone, Dr. Alfie Morgan, and Dean Valore, Lead Independent Director. Mr. Arnone serves as chair of the audit committee. The committee’s primary duties are to:

●	review and discuss with management and our independent auditor our annual and quarterly financial statements and related disclosures, including disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the results of the independent auditor’s audit or review, as the case may be;
●	review our financial reporting processes and internal control over financial reporting systems and the performance, generally, of our internal audit function;
●	oversee the audit and other services of our independent registered public accounting firm and be directly responsible for the appointment, independence, qualifications, compensation and oversight of the independent registered public accounting firm, which reports directly to the audit committee;
●	provide an open means of communication among our independent registered public accounting firm, management, our internal auditing function and our Board;
●	review any disagreements between our management and the independent registered public accounting firm regarding our financial reporting;
●	prepare the audit committee report for inclusion in our proxy statement for our annual stockholder meetings;
●	establish procedures for complaints received regarding our accounting, internal accounting control and auditing matters; and
●	approve all audit and permissible non-audit services conducted by our independent registered public accounting firm.

The Board has determined that each member of the audit committee is independent of management and free of any relationships that, in the opinion of the Board, would interfere with the exercise of independent judgment and are independent, as that term is defined under the enhanced independence standards for audit committee members in the Exchange Act and the rules promulgated thereunder.

The Board has determined that Robert Arnone is an “audit committee financial expert,” as that term is defined in the rules promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2012. The Board has further determined that each member of the audit committee is financially literate and that at least one member of the committee has accounting or related financial management expertise, as such terms are interpreted by the Board in its business judgment.

Compensation Committee

The Board formally established a compensation committee in April 2022. The compensation committee is composed of three (3) independent directors (as defined under the general independence standards of the Nasdaq listing standards and our corporate governance guidelines): Dean Valore, Dr. Alfie Morgan, and Robert Arnone, each a “non-employee director” (within the meaning of Rule 16b-3 of the Exchange Act). Mr. Valore serves as chair of the compensation committee. The committee’s primary duties are to:

●	approve corporate goals and objectives relevant to executive officer compensation and evaluate executive officer performance in light of those goals and objectives;
●	determine and approve executive officer compensation, including base salary and incentive awards;
●	make recommendations to the Board regarding compensation plans; and
●	administer any stock plan, equity incentive plan, inducement plan or other compensation plan adopted for the benefit of our employees and/or directors.

The compensation committee determines and approve all elements of executive officer compensation. It also provides recommendations to the Board with respect to non-employee director compensation. The compensation committee may not delegate its authority to any other person, other than to a subcommittee.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the compensation committee during the fiscal year ended December 31, 2022 was a current or former officer or employee of the Company or engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during the fiscal year ended December 31, 2022, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the compensation committee of the Company.

Nominating and Corporate Governance Committee

Our Board formally established a nominating and corporate governance committee in April 2022. The nominating and corporate governance committee is composed of three (3) independent directors (as defined under the general independence standards of the Nasdaq listing standards and our corporate governance guidelines): Dean Valore, Dr. Alfie Morgan and Robert Arnone, each a “non-employee director” (within the meaning of Rule 16b-3 of the Exchange Act). Mr. Valore, Lead Independent Director, serves as chair of the committee. The committee’s primary duties are to:

●	recruit new directors, consider director nominees recommended by stockholders and others and recommend nominees for election as directors;
●	review the size and composition of our Board and committees;
●	oversee the evaluation of the Board;
●	recommend actions to increase the Board’s effectiveness; and
●	develop, recommend and oversee our corporate governance principles, including our code of business conduct and ethics and our corporate governance guidelines.

The nominating and corporate governance committee will consider several qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and corporate governance committee does not distinguish among nominees recommended by stockholders and other persons.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Director Nominations

The process of recommending director nominees for selection by the Board is undertaken by the nominating and corporate governance committee (see above).

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

Section 16 Reporting Compliance

Section 16(a) of the Exchange Act requires certain of our officers and our directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2022, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with.

Code of Ethics

We adopted a written code of business ethics and conduct (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The objective of the Code of Conduct is to provide guidelines for maintaining our and our subsidiaries integrity, reputation, honesty, objectivity and impartiality. The Code of Conduct addresses conflicts of interest, protection of our assets, confidentiality, fair dealing with stockholders, competitors and employees, insider trading, compliance with laws and reporting any illegal or unethical behavior. As part of the Code of Conduct, any person subject to the Code of Conduct is required to avoid or fully disclose interests or relationships that are harmful or detrimental to our best interests or that may give rise to real, potential or the appearance of conflicts of interest. Our Board has ultimate responsibility for the stewardship of the Code of Conduct, and it monitors compliance through our nominating and corporate governance committee. Directors, officers and employees are required to annually certify that they have not violated the Code of Conduct. Our Code of Conduct reflects the foregoing principles. The full text of our Code Conduct is be published on our website.

We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct in a Current Report on Form 8-K.

Item 11. Executive Compensation.

The following is a discussion and analysis of compensation arrangements of the Company’s named executive officers. This discussion may contain forward-looking statements that are based on the Company’s current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that the Company adopts may differ materially from the currently planned programs that are summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Executive Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by our named executive officers for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Option Awards (1)($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Terry Rafih, Executive Chairman, Former Chief Executive Officer(2)	2022	200,000	-	-	4,255,313	4,455,313
	2021	-	-	-	10,000	10,000

Saleem Elmasri, Chief Financial Officer	2022	218,669	-	-	2,000,000	2,218,669
	2021	-	-	-	-	-

Edward Robinson, Former Chief Executive Officer(3)	2022	180,250	-	-	-	180,250
	2021	-	-	-	-	-

(1)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the notes to our audited financial statements for the year ended December 31, 2022 set forth in this Annual Report. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.
(2)	Mr. Rafih resigned as Chief Executive Officer in February 2023. Seamus McAuley was appointed as his replacement in February 2023.
(3)	Mr. Robinson resigned as Chief Executive Officer in June 2022. Terry Rafih was appointed as his replacement in June 2022.

Outstanding Equity Awards at Fiscal 2022 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) Exercisable	Market Value of Shares or Units of Stock That Have Not Vested ($)
Terry Rafih, Executive Chairman, Former Chief Executive Officer(1)	0	0	0	0	6,037,500	$2,834,606
Saleem Elmasri, Chief Financial Officer	0	0	0	0	0	0
Edward Robinson, Former Chief Executive Officer(2)	0	0	0	0	0	0

(1)	Mr. Rafih resigned as Chief Executive Officer in February 2023. Seamus McAuley was appointed as his replacement in February 2023.
(2)	Mr. Robinson resigned as Chief Executive Officer in June 2022. Terry Rafih was appointed as his replacement in June 2022.

Named Executive Officer Employment Arrangements

Below are descriptions of the current employment agreements with our named executive officers and Seamus McAuley, our current Chief Executive Officer.

Seamus McAuley

On February 15, 2023, effective as of February 9, 2023, the Company entered into an Executive Employment Agreement with Mr. McAuley (the “McAuley Agreement”) to serve as the Company’s Chief Executive Officer. The McAuley Agreement provides Mr. McAuley an annual base salary of $300,000, reimbursement for certain expenses, and eligibility to participate in the Company’s benefit plans and executive compensation programs generally. Additionally, upon the achievement of specific milestones, as described in Exhibit A to the McAuley Agreement, Mr. McAuley shall be eligible to receive awards to purchase up to an aggregate of 5,000,000 shares of the Company’s common stock. Each award is subject to and conditioned upon the approval of the Board, which approval shall be granted as each milestone is met. The McAuley Agreement subjects Mr. McAuley to standard restrictive covenants for agreements of its type, including non-competition, non-solicitation, and invention assignment provisions.

The McAuley Agreement is terminable by either Mr. McAuley or the Company on three months’ notice in writing. The Company reserves the right to pay Mr. McAuley in lieu of all or any part of his notice entitlement at the Company’s absolute discretion which will be calculated based on his basic salary. Where the Company pays in lieu of notice, the termination date of his employment will be the date on which notice is served (and not the date on which payment is made).

Terry Rafih

On September 22, 2022, and effective as of September 1, 2022, the Company entered into an Executive Employment Agreement with Mr. Terry Rafih (the “Rafih Agreement”) to serve as the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer. The Rafih Agreement provides Mr. Rafih an annual base salary of $600,000, which shall initially be deferred until March 15, 2023, and eligibility to participate in the Company’s benefit plans and executive compensation programs generally. Additionally, Mr. Rafih is eligible to receive an annual cash bonus of up to 150% of his base salary, provided that certain performance objectives are met (as set and determined by the Board), and an annual bonus equal to 1.5% of the net revenue generated by the Company for each of the Company’s fiscal years ending 2022, 2023, and 2024. The Rafih Agreement subjects Mr. Rafih to standard restrictive covenants, including non-competition, non-solicitation, and invention assignment provisions.

If Mr. Rafih’s employment is terminated by the Company without “Cause” (as defined in the Rafih Agreement) (other than for death or disability) or is terminated by Mr. Rafih for “Good Reason” (as defined in the Rafih Agreement) or the term of his employment is not renewed, Mr. Rafih will be entitled to receive (i) Accrued Obligations (as defined below); (ii) a lump sum payment equal to two (2) times the sum of (a) Mr. Rafih’s base salary then in effect and (b) two (2) times the maximum cash bonus then in effect for the current year; (iii) any earned but unpaid revenue bonus with respect to any completed fiscal year immediately preceding the termination date; (iv) any revenue bonus Mr. Rafih would have earned for the full year in which such termination occurred, prorated as set forth in the Rafih Agreement (v) all rights to which Mr. Rafih is entitled under each equity award as determined in accordance with the terms of the equity plans, programs, or award agreement under which any such equity has been granted, subject to the terms and conditions of the Rafih Agreement; and (vi) reimbursement of the COBRA premiums paid for continuation of coverage for Mr. Rafih, and his eligible dependents, until the earlier of (a) thirty-six (36) month period from the date of termination or (b) the date upon which Mr. Rafih and/or Mr. Rafih’s eligible dependents are no longer eligible for COBRA continuation coverage.

If Mr. Rafih’s employment is terminated for “Cause” (as defined in the Rafih Agreement) or is terminated by Mr. Rafih without “Good Reason” (as defined in the Rafih Agreement), Mr. Rafih will be entitled to receive (i) accrued but unpaid base salary for services rendered through the date of termination and accrued but unused vacation; (ii) reimbursement for unreimbursed business expenses properly incurred by Mr. Rafih; (iii) amounts which Mr. Rafih has earned and are owed to him pursuant to the terms of any written agreements, compensation and/or equity plans or programs of the Company or any of its affiliates as of the termination date, including, but not limited to any awards granted pursuant to any such plans or programs (such amounts subject to the terms and rights of those agreements and plans, all of which may differ based on the events of termination, and based on any discretion of the Board or the Company to accelerate vesting); (iv) amounts to which Mr. Rafih is legally entitled pursuant to any employee benefit plans of the Company or any of its affiliates as of the termination date (including, but not limited to, life insurance proceeds upon death and/or disability insurance proceeds upon disability); and (v) any indemnification rights Mr. Rafih has in connection with his service as an officer and/or director of the Company and/or its affiliates as of the termination date, whether pursuant to the Company’s governing documents or otherwise ((i)-(v) collectively, the “Accrued Obligations”).

Saleem Elmasri

On February 28, 2022, we entered into a Consulting Agreement (the “Elmasri Agreement”) with Saleem Elmasri, our Chief Financial Officer, to provide services to the Company prior to, and following, the registration of the Company’s securities under the Exchange Act. Mr. Elmasri was appointed Chief Financial Officer in March 2022. The Elmasri Agreement provides for the following compensation and benefits to Mr. Elmasri.

●	A monthly cash fee not to exceed $30,720, subject to increase as set forth in the Elmasri Agreement.
●	An initial term of two years.
●	Eligibility to participate in any equity compensation plan adopted by the Company
●	Issuance of 500,000 shares of the Company’s common stock

Edward Robinson

On April 1, 2022, we entered into an Employment Agreement (the “Robinson Agreement”) with Edward Robinson, our former Chief Executive Officer. The Robinson Agreement provided for the following compensation and benefits to Mr. Robinson:

●	An annual base salary of $540,000 paid in monthly instalments (as adjusted from time to time in the discretion of the Board and Compensation Committee). Notwithstanding the foregoing, during the fiscal year ended December 31, 2022, Mr. Robinson was to receive monthly payments in the amount of $6,750 with an aggregate of $344,250 in deferred compensation due and payable on or before December 15, 2022. Mr. Robinson was paid an aggregate of $180,250 in the year ended December 31, 2022.
●	An annual bonus of up to 100% of annual base salary.
●	Reimbursement of travel and other expenses incurred by Mr. Robinson in connection with his service as Chief Executive Officer.
●	Upon termination by the Company without “cause” or resignation by Mr. Robinson for “good reason,” each as defined in the Robinson Agreement, Mr. Robinson was entitled to the accrued benefits due to the executive as set forth in the Robinson Agreement.

On June 27, 2022, Mr. Robinson resigned as the Company’s Chief Executive Officer.

Summary Director Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Stock Awards (1) ($)	Total ($)
Lynn Stockwell	0	0	0	0
Dr. Alfie Morgan	0	0	0	0
Dean Valore	0	0	0	0
Robert Arnone	0	0	0	0
Terry Rafih	0	0	0	0

(1) Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the notes to our audited financial statements for the year ended December 31, 2022 set forth in this Annual Report. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.

Bright Green Corporation 2022 Omnibus Equity Incentive Plan

The Plan was adopted and become effective upon obtaining shareholder approval on December 12, 2022.

Summary of the Plan

The following paragraphs provide a summary of the principal features of the Plan and its operation.

13,547,384 of shares of common stock will be available for delivery pursuant to Awards granted under the Plan. The Plan covers the grant of awards to the Company’s employees (including officers), non-employee consultants and non-employee directors and those of the Company’s affiliates. In addition, the Plan permits the grant of awards (other than incentive stock options) to individuals who are expected to become an employee to, non-employee consultant or non-employee director of the Company or any of its affiliates within a reasonable period of time after the grant of an award. Any award granted to any individual who is expected to become an employee, non-employee consultant or non-employee director will be automatically terminated and cancelled without consideration if the individual does not begin performing services for the Company or any of its affiliate within twelve (12) months after the grant date. For purposes of the Plan, the Company’s affiliates include any corporation, partnership, limited liability company, joint venture or other entity, with respect to which we, directly or indirectly, own either (i) stock of a corporation possessing more than fifty percent (50%) of the total combined voting power of all classes of stock entitled to vote, or more than fifty percent (50%) of the total value of all shares of all classes of stock of such corporation, or (ii) an aggregate of more than fifty percent (50%) of the profits interest or capital interest of any non-corporate entity.

The compensation committee of the Board administers the Plan. The compensation committee may delegate any or all of its administrative authority to the Company’s Chief Executive Officer or to a management committee except with respect to awards to executive officers who are subject to Section 16 of the Exchange Act. In addition, the full Board must serve as the committee with respect to any awards to the Company’s non-employee directors.

The stock delivered to settle awards made under the Plan may be authorized and unissued shares or treasury shares, including shares repurchased by the Company for purposes of the Plan. If any shares subject to any award granted under the Plan (other than a substitute award as described below) is forfeited or otherwise terminated without delivery of all or a portion of such shares, including on payment in shares on exercise of a stock appreciation right (or if such shares are returned to the Company due to a forfeiture restriction under such award), the shares subject to such awards will again be available for issuance under the Plan. Any shares that are withheld or applied as payment (either actually or by attestation) for shares issued upon exercise of an award or for the withholding or payment of taxes due upon exercise of the award will not be treated as having been delivered under the Plan and will, at the discretion of the Company, be available for grant under the Plan.

If a dividend or other distribution (whether in cash, shares of common stock or other property), recapitalization, forward or reverse stock split, subdivision, consolidation or reduction of capital, reorganization, merger, consolidation, scheme of arrangement, split-up, spin-off or combination involving the Company or repurchase or exchange of our shares or other securities, or other rights to purchase shares of the Company’s securities or other similar transaction or event affects the common stock such that the committee determines that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits (or potential benefits) provided to grantees under the Plan, the committee will make an equitable change or adjustment as it deems appropriate in the number and kind of securities subject to awards (whether or not then outstanding) and the related exercise price relating to an award in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan.

Other than in the case of substitute awards, (i) a non-employee director who is a lead independent director or a director chair or a newly-appointed director may not be granted awards for cash or shares that together with any awards granted outside of the Plan have a fair market value (determined as of the date of grant) in excess of $2,000,000 in a single calendar year and (ii) any other non-employee director may not be granted awards for cash or shares that together with any awards granted outside of the Plan have a fair market value (determined as of the date of grant) in excess of $1,000,000 in a single calendar year.

Types of Awards

The Plan permits the granting of any or all of the following types of awards to all grantees:

●	stock options, including incentive stock options (“ISOs”);

●	stock appreciation rights (“SARs”);

●	restricted shares;

●	deferred stock and restricted stock units;

●	performance units and performance shares;

●	dividend equivalents;

●	bonus shares; and

●	other stock-based awards.

Generally, awards under the Plan are granted for no consideration other than prior and future services. Awards granted under the Plan may, in the discretion of the committee, be granted alone or in addition to, in tandem with or in substitution for, any other award under the Plan or other plan of ours; provided, however, that if SARs are granted in tandem with ISOs, the SARs and ISOs must have the same grant date and term and the exercise price of the SARs may not be less than the exercise price of the ISOs. The material terms of each award will be set forth in a written award agreement between the grantee and us.

Stock Options and SARs

The committee is authorized to grant SARs and stock options (including ISOs except that an ISO may only be granted to an employee of the Company or one of its subsidiary corporations). A stock option allows a grantee to purchase a specified number of shares of the common stock at a predetermined price per share (the “exercise price”) during a fixed period measured from the date of grant. A SAR entitles the grantee to receive the excess of the fair market value of a specified number of shares on the date of exercise over a predetermined exercise price per share. The exercise price of an option or a SAR will be determined by the committee and set forth in the applicable award agreement but (other than in the case of substitute awards) the exercise price may not be less than the fair market value of a share of common stock on the grant date. The term of each option or SAR is determined by the committee and set forth in the applicable award agreement, except that the term may not exceed 10 years. Options may be exercised by payment of the purchase price through one or more of the following means: payment in cash (including personal check or wire transfer), by delivering shares of the common stock previously owned by the grantee, or with the approval of the committee, by delivery of shares of common stock acquired upon the exercise of such option or by delivering restricted shares. The committee may also permit a grantee to pay the exercise price of an option through the sale of shares acquired upon exercise of the option through a broker-dealer to whom the grantee has delivered irrevocable instructions to deliver sales proceeds sufficient to pay the purchase price and any applicable tax withholding amounts to the Company.

Restricted Shares

The committee may award restricted shares consisting of shares of common stock which remain subject to a risk of forfeiture and may not be disposed of by grantees until certain restrictions established by the committee lapse. The vesting conditions may be service-based (i.e., requiring continuous service for a specified period) or performance-based (i.e., requiring achievement of certain specified performance objectives) or both. A grantee receiving restricted shares will have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends, except as otherwise provided in the applicable award agreement. Upon termination of the grantee’s affiliation with the Company during the restriction period (or, if applicable, upon the failure to satisfy the specified performance objectives during the restriction period), the restricted shares will be forfeited as provided in the applicable award agreement. Stock dividends and deferred cash dividends issued with respect to restricted shares will be subject to the same restrictions and other terms as apply to the restricted shares with respect to which such dividends are issued.

Deferred Stock and Restricted Stock Units

The committee may also grant deferred stock awards and/or restricted stock unit awards. A deferred stock award is the grant of a right to receive a specified number of shares of common stock at the end of specified deferral periods or upon the occurrence of a specified event, which satisfies the requirements of Section 409A of the Code. A restricted stock unit award is the grant of a right to receive a specified number of shares of common stock upon lapse of a specified forfeiture condition (such as completion of a specified period of service or achievement of certain specified performance objectives). If the service condition and/or specified performance objectives are not satisfied during the restriction period, the award will lapse without the issuance of the shares underlying such award.

Restricted stock units and deferred stock awards carry no voting or other rights associated with stock ownership until the shares underlying the award are delivered in settlement of the award. Unless otherwise determined by the Committee, a grantee will have the rights to receive dividend equivalents in respect of deferred stock and/or restricted stock units, which dividend equivalents will be deemed reinvested in additional shares of deferred stock or restricted stock units, as applicable, and which will remain subject to the same forfeiture conditions applicable to the deferred stock or restricted stock units to which such dividend equivalents relate.

Performance Units

The committee may grant performance units, which entitle a grantee to cash or shares conditioned upon the fulfillment of certain performance conditions and other restrictions as specified by the committee and reflected in the applicable award agreement. The initial value of a performance unit will be determined by the committee at the time of grant. The committee will determine the terms and conditions of such awards, including performance and other restrictions placed on these awards, which will be reflected in the applicable award agreement.

Performance Shares

The committee may grant performance shares, which entitle a grantee to a certain number of shares of common stock, conditioned upon the fulfillment of certain performance conditions and other restrictions as specified by the committee and reflected in the applicable award agreement. The committee will determine the terms and conditions of such awards, including performance and other restrictions placed on these awards, which will be reflected in the applicable award agreement.

Bonus Shares

The committee may grant fully vested shares of common stock as bonus shares in recognition of past performance or as an inducement to become an employee, non-employee consultant or director on such terms and conditions as specified in the applicable award agreement.

Dividend Equivalents

The committee is authorized to grant dividend equivalents, which provide a grantee the right to receive payment equal to the dividends paid on a specified number of shares of common stock. Dividend equivalents may be paid directly to grantees or may be deferred for later delivery under the Plan. No dividend equivalents may be granted with respect to options or SARs. If deferred such dividend equivalents may be credited with interest or may be deemed to be invested in shares of common stock or in other property. Any dividend equivalents granted in conjunction with any award that is subject to forfeiture conditions will remain subject to the same forfeiture conditions applicable to the award to which such dividend equivalents relate.

Other Stock-Based Awards

The Plan authorizes the committee to grant awards that are valued in whole or in part by reference to or otherwise based on the Company’s securities. The committee determines the terms and conditions of such awards, including whether awards are paid in shares or cash.

Merger, Consolidation or Similar Corporate Transaction

If there is a merger or consolidation of the Company with or into another corporation or a sale of substantially all of the Company’s stock, or, collectively, a Corporate Transaction, and the outstanding awards are not assumed by surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company), the committee will cancel any outstanding awards that are not vested and non-forfeitable as of the consummation of such Corporate Transaction (unless the committee accelerates the vesting of any such awards) and with respect to any vested and non-forfeitable awards, the committee may either (i) allow all grantees to exercise options and SARs within a reasonable period prior to the consummation of the Corporate Transaction and cancel any outstanding options or SARs that remain unexercised upon consummation of the Corporate Transaction, or (ii) cancel any or all of such outstanding awards (including options and SARs) in exchange for a payment (in cash, or in securities or other property) in an amount equal to the amount that the grantee would have received (net of the exercise price with respect to any options or SARs) if the vested awards were settled or distributed or such vested options and SARs were exercised immediately prior to the consummation of the Corporate Transaction. If an exercise price of the option or SAR exceeds the fair market value of common stock and the option or SAR is not assumed or replaced by the surviving company (or its parent company), such options and SARs will be cancelled without any payment to the grantee.

Further Amendments to the Plan

The Plan may be amended, altered, suspended, discontinued or terminated by the Board without further stockholder approval, unless such approval of an amendment or alteration is required by law or regulation or under the rules of any stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility. Stockholder approval will not be deemed to be required under laws or regulations that condition favorable treatment of grantees on such approval, although the Board may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable.

The terms of any outstanding option or stock appreciation right may not be amended: (i) to reduce the exercise price of such option or stock appreciation right, or (ii) cancel any outstanding option or stock appreciation right in exchange for other options or stock appreciation rights with an exercise price that is less than the exercise price of the cancelled option or stock appreciation right or for any cash payment (or shares having a fair market value) in an amount that exceeds the excess of the fair market value of the shares underlying such cancelled option or stock appreciation right over the aggregate exercise price of such option or stock appreciation right or for any other award, or (iii) take any other action with respect to an option or stock appreciation right that would be treated as a repricing under the rules and regulations on the principal securities exchange on which the shares are traded, in each case without stockholder approval. The foregoing restrictions will not apply (i) unless the Company has a class of stock that is registered under Section 12 of the Exchange Act or (ii) to any adjustment allowed under the provisions of the Plan relating to adjustments for changes in capitalization, corporate transactions, or a liquidation or dissolution.

In addition, subject to the terms of the Plan, no amendment or termination of the Plan may materially and adversely affect the right of a grantee without the consent of the grantee under any award granted under the Plan.

Unless earlier terminated by the Board, the Plan will terminate when no shares remain reserved and available for issuance or, if earlier, on the tenth anniversary of the most recent effective date of the Plan.

Federal Income Tax Consequences

The following discussion summarizes the certain Federal income tax consequences of the Plan based on current provisions of the Code, which are subject to change. This summary is not intended to be exhaustive and does not address all matters which may be relevant to a particular grantee based on his or her specific circumstances. The summary expressly does not discuss the income tax laws of any state, municipality, or non-U.S. taxing jurisdiction, or the gift, estate, excise (including the rules applicable to deferred compensation under Code Section 409A or golden parachute excise taxes under Code Section 4999), or other tax laws other than federal income tax law. The following is not intended or written to be used, and cannot be used, for the purposes of avoiding taxpayer penalties. Because individual circumstances may vary, the Company advises all grantees to consult their own tax advisors concerning the tax implications of awards granted under the Plan.

Options. A recipient of a stock option will not have taxable income upon the grant of the stock option. For stock options that are not incentive stock options, the grantee will recognize ordinary income upon exercise in an amount equal to the value of any cash received, plus the difference between the fair market value of the freely transferable and non-forfeitable shares received by the grantee on the date of exercise and the exercise price. The grantee’s tax basis in such shares will be the fair market value of such shares on the date the option is exercised. Any gain or loss recognized upon any later disposition of the shares generally will be a long-term or short-term capital gain or loss.

The acquisition of shares upon exercise of an incentive stock option will not result in any taxable income to the grantee, except, possibly, for purposes of the alternative minimum tax. The gain or loss recognized by the grantee on a later sale or other disposition of such shares will either be long-term capital gain or loss or ordinary income, depending upon whether the grantee holds the shares for the legally-required period (currently two years from the date of grant and one year from the date of exercise). If the shares are not held for the legally-required period, the grantee will recognize ordinary income equal to the lesser of (i) the difference between the fair market value of the shares on the date of exercise and the exercise price, or (ii) the difference between the sales price and the exercise price. If the grantee holds the shares for the legally required holding period, the grantee’s tax basis in such shares will be the exercise price paid for the shares.

Generally, a company can claim a federal income tax deduction equal to the amount recognized as ordinary income by a grantee in connection with the exercise of a stock option, but not relating to a grantee’s capital gains. Accordingly, the Company will not be entitled to any tax deduction with respect to an incentive stock option if the grantee holds the shares for the legally-required period.

Restricted Shares. Unless a grantee makes the election described below, a grant of restricted shares will not result in taxable income to the grantee or a deduction for the Company in the year of grant. The value of such restricted shares will be taxable to a grantee as ordinary income in the year in which the restrictions lapse. Alternatively, a grantee may elect to treat as income in the year of grant the fair market value of the restricted stock on the date of grant, provided the grantee makes the election within 30 days after the date of such grant. If such an election were made, the grantee would not be allowed to deduct at a later date the amount included as taxable income if the grantee should forfeit the shares of restricted stock. The amount of ordinary income recognized by a grantee is deductible by the Company in the year such income is recognized by the grantee, provided such amount constitutes reasonable compensation to the grantee. If the election described above is not made, then prior to the lapse of restrictions, dividends paid on the shares subject to such restrictions will be taxable to the grantee as additional compensation in the year received, and the Company will be allowed a corresponding deduction.

Other Awards. Generally, when a grantee receives payment in settlement of any other award granted under the Plan, the amount of cash and the fair market value of the shares received will be ordinary income to such grantee, and the Company will be allowed a corresponding deduction for federal income tax purposes.

Generally, when a grantee receives payment with respect to dividend equivalents, the amount of cash and the fair market value of any shares or other property received will be ordinary income to such grantee. The Company will be entitled to a federal income tax deduction in an amount equal to the amount the grantee includes in income.

If the grantee is an employee or former employee, the amount the grantee recognizes as ordinary income in connection with an award (other than an incentive stock option) is subject to tax withholding.

Limitations on Deductions. Code Section 162(m) as amended by the Tax Cuts and Jobs Act, limits the Federal income tax deductibility of compensation paid to any covered employee to $1 million per fiscal year. A “covered employee” is any individual who (i) is the Company’s principal executive officer or principal financial officer at any time during the then current fiscal year, (ii) is one of the three highest paid named executive officers (other than the principal executive officer or principal financial officer) during the then current fiscal year or (iii) was a covered employee in any prior fiscal year beginning after December 31, 2016.

Deferred Compensation. Under Section 409A of the Code. Any award that is deemed to be a deferral arrangement (excluding certain exempted short-term deferrals) will be subject to Code Section 409A. Generally, Code Section 409A imposes accelerated inclusion in income and tax penalties on the recipient of deferred compensation that does not satisfy the requirements of Code Section 409A. Options and restricted shares granted under the Amended and Restated Omnibus Plan will typically be exempt from Code Section 409A. Other awards may result in the deferral of compensation. Awards under the Plan that may result in the deferral of compensation are intended to be structured to meet applicable requirements under Code Section 409A. Certain grantee elections and the timing of distributions relating to such awards must also meet requirements under Code Section 409A in order for income taxation to be deferred and tax penalties avoided by the grantee upon vesting of the award.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. For more information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence - Indemnification Agreements.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2023, by:

●	each person known to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days. Shares subject to options that are currently exercisable or exercisable within 60 days are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the Company believes that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the business address of each of the directors and executive officers of the Company is c/o Bright Green Corporation., 1033 George Hanosh Boulevard Grants, NM 87020.

Name and address of Beneficial Owner	Shares Beneficially Owned(1)		Percentage of Shares Beneficially Owned(1)
5% Stockholders:
E. Mailloux Enterprises, Inc. and related parties(2)	20,200,000		11.66%

Named Executive Officers and Directors
Seamus McAuley, CEO	-		*
Terry Rafih, Executive Chairman	24,842,500		14.25%
Saleem Elmasri, CFO	500,000		*
Lynn Stockwell, Director	69,111,470		39.63%
Dr. Alfie Morgan, Director	5,000		*	%
Dean Valore, Director	5,000		*	%
Robert Arnone, Director	105,000	(3)	*	%
Directors and Executive Officers as a Group (7 persons)(4)	100,273,970	(4)	57.5	%(4)

* Less than 1%.

(1) Based on 174,423,810 shares of common stock outstanding as of April 14, 2023. Any shares of common stock not outstanding which are issuable upon the exercise or conversion of other securities held by a person within the next 60 days are considered to be outstanding when computing such person’s ownership percentage of common stock but are not when computing anyone else’s ownership percentage.

(2) This information is solely based on the Company’s review of filings made on Schedule 13G with the SEC, relating to beneficial ownership of 20,200,000 shares of common stock as of June 3, 2022. The address of E. Mailloux Enterprises, Inc. (“MEI”) is 3129 Marentette Ave., Unit 2 Windsor ON N8X 4G1, Canada. Ernie Mailloux has voting and dispositive power with respect to the shares of common stock held by MEI. Consists of 12,700,000 shares of common stock held by MEI, 7,500,000 shares of common stock held by Cheryl Mailloux, wife of Mr. Mailloux. Mr. Mailloux may be deemed to have voting and dispositive power over shares of common stock held by Mrs. Mailloux.

(3) Includes 100,000 shares held by Aerigo Solutions Inc. Mr. Arnone has sole voting and dispositive power over the shares of common stock held by Aerigo Solutions Inc.

(4) Includes 100,000 shares beneficially owned by Douglas Bates, who resigned as Chief Financial Officer in March 2022 and 5,605,000 shares beneficially owned by Edward Robinson, who resigned as Chief Executive Officer in June 2022 and as a director on July 1, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

June 2022 Shareholder Line of Credit

On June 5, 2022, the Company and LDS Capital LLC (“Lender”), whose managing member is a member of the Company’s Board, entered into an unsecured line of credit in the form of a note (the “June Note”). The June Note provides that the Company may borrow up to $5.0 million, including an initial loan in the amount of $3.0 million, through June 4, 2025 (the “June Note Maturity Date”) from Lender. Lender has committed to fund to the Company $3.0 million under the June Note by June 30, 2022. Prior to the June Note Maturity Date, the Company may borrow up to an additional $2.0 million under the June Note, at Lender’s sole discretion, and subject to the Company’s request of such additional funds form Lender (each loan furnished under the June Note individually, a “Loan,” and collectively, the “Loans”). The Company has the right, but not the obligation, to prepay any Loan, in whole or in part, prior to the June Note Maturity Date. Interest on the unpaid principal amount of any Loan accrues through the earlier of the June Note Maturity Date or the date of prepayment on such Loan, at a rate of 2% per annum plus the Prime Rate (the rate of interest per annum announced from time to time by JPMorgan Chase Bank as its prime rate). If the principal and interest, if any, of any Loan is not paid in full on the Maturity Date, additional penalty interest will accrue on such Loan in the amount of 2% per annum.

On November 14, 2022, the Company and LDS Capital LLC amended the June Note to increase the line of credit from $5.0 million to $15.0 million.

As of December 31, 2022, the Company had drawn down approximately $3.6 million under this June Note, and thus has a drawing capacity of $11.3 million when taking into consideration accrued interest.

Arrangement with Alterola

See “Item 1. Business – Arrangement with Alterola.”

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to provisions of the State of Delaware, the Company has been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Policies and Procedures for Transactions with Related Parties

The Company has adopted a related party transaction policy that set forth its procedures for the identification, review, consideration and approval or ratification of related person transactions. A related person includes directors, executive officers, beneficial owners of 5% or more of any class of the Company’s voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest. Under the related party transaction policy, if a transaction involving an amount in excess of $120,000 has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, information regarding the related person transaction must be reviewed and approved by the Company’s audit committee.

In considering related person transactions, the Company’s audit committee will take into account the relevant available facts and circumstances including, but not limited to:

● the related person’s interest in the related person transaction;

● the approximate dollar value of the amount involved in the related person transaction;

● the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

● whether the transaction was undertaken in the ordinary course of business of the Company;

● whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;

● the purpose of, and the potential benefits to the Company of, the transaction; and

● any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The related party transaction policy requires that, in determining whether to approve, ratify or reject a related person transaction, the audit committee must review all relevant information available to it about such transaction, and that it may approve or ratify the related person transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, the best interests of the Company.

Item 14. Principal Accounting Fees and Services.

The Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021 is SRCO, C.P.A., Professional Corporation (“SRCO”), Amherst, NY, 6722.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2022 and 2021 by SRCO.

(US Dollars)	2022	2021
Audit fees	$76,000	$55,000
Audit-related fees	$23,000	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$99,000	$55,000

Audit fees for the fiscal years ended December 31, 2022 and 2021 rendered by SRCO relate to professional services rendered for the audits of our financial statements, quarterly reviews, and review of documents filed with the SEC.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The policy generally provides that we will not engage SRCO to render any audit, audit-related, tax or permissible non-audit service unless the service is explicitly approved by the audit committee. Any service to be provided by SRCO requires specific pre-approval by the audit committee or by a designated member of the audit committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For pre-approval the audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) For a list of the financial statements included herein, see Index to the Financial Statements on page F-1 of this Annual Report, incorporated into this Item by reference.

(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.

(3) Exhibits:

Exhibit	Description
2.1	Agreement and Plan of Merger between Bright Green Corporation and Bright Green Grown Innovation LLC dated May 28, 2019, filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
2.2	Agreement and Plan of Merger between Bright Green Corporation and Grants Greenhouse Growers Inc. dated as of October 30, 2020, filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
2.3	Agreement and Plan of Merger between Bright Green Corporation and Naseeb Inc. dated as of November 10, 2020, filed as Exhibit 2.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
3.1	Certificate of Incorporation of the registrant, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
3.2	Amended and Restated Certificate of Incorporation of the registrant, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 7, 2022.
3.3	Bylaws of the registrant, filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
3.4	Amended and Restated Bylaws of the registrant, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 7, 2022.
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Bright Green Corporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2022.
4.1	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2022.
4.2*	Description of Registrant’s Securities
10.1	Memorandum of Agreement between Bright Green Corporation and the Department of Justice, Drug Enforcement 7 Administration, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
10.2	Line of Credit Note, dated June 4, 2022, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 7, 2022
10.3	Executive Employment Agreement with Edward Robinson, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
10.4	Consulting Agreement with Saleem Elmasri, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
10.5#	Securities Purchase Agreement dated September 7, 2022, by and between the Company and the purchasers thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022
10.6	Registration Rights Agreement dated September 12, 2022, by and between the Company and the purchasers thereto, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022
10.7	Placement Agent Agreement dated September 12, 2022 by and between the Company and EF Hutton, division of Benchmark Investments, LLC, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022

10.8¥	Executive Employment Agreement, dated September 22, 2022, by and between Bright Green Corporation. and Terry Rafih filed, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2022.
10.9	Secondary Stock Purchase Agreement and Release dated October 3, 2022, by and among Bright Green Corporation, Alterola Biotech, Inc. and the Sellers (as defined therein), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2022.
10.10	Amendment and Restated Line of Credit Note, dated November 14, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022.
10.11¥	Bright Green Corporation 2022 Omnibus Equity Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2022.
10.12¥	Executive Employment Agreement, dated as of February 9, 2023, by and between Bright Green Corporation. and Seamus McAuley, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023.
21.1	List of subsidiaries of the registrant, filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
23.1*	Consent of SRCO, C.P.A., Professional Corporation
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

#Certain schedules and exhibits have been omitted pursuant to Item 601(A)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the SEC or its staff upon its request.

¥ Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT GREEN CORPORATION

Date: April 17, 2023

	By:	/s/ Seamus McAuley
	Name:	Seamus McAuley
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Seamus McAuley	Chief Executive Officer,	April 17, 2023
Seamus McAuley, Chief Executive Officer,	(Principal Executive Officer)

/s/ Saleem Elmasri	Chief Financial Officer	April 17, 2023
Saleem Elmasri, Chief Financial Officer	(Principal Financial Officer)

/s/ Terry Rafih	Executive Chairman	April 17, 2023
Terry Rafih, Executive Chairman

/s/ Alfie Morgan	Director	April 17, 2023
Dr. Alfie Morgan, Director

/s/ Lynn Stockwell	Director	April 17, 2023
Lynn Stockwell, Director

/s/ Dean Valore	Director	April 17, 2023
Dean Valore, Director

/s/ Robert Arnone	Director	April 17, 2023
Robert Arnone, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Bright Green Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bright Green Corporation (the “Company”) as of December 31, 2022 and 2021 and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2022 and 2021 and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the United States Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2021 Amherst, NY April 17, 2023	/s/ SRCO, C.P.A., Professional Corporation SRCO, C.P.A., Professional Corporation (6722) CERTIFIED PUBLIC ACCOUNTANTS

BRIGHT GREEN CORPORATION

Balance Sheets

As at December 31, 2022 and 2021

(Expressed in United States Dollars)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$414,574	$1,282,565
Prepaid expenses and other assets	77,847	168,226
Total current assets	492,421	1,450,791

Deposits (Note 5 and 10)	1,157,587	-
Equity method investment (Note 6)	3,990,960	-
Property, plant, and equipment (Note 8)	17,146,325	7,328,764
Intangible assets (Note 9)	1,000	1,000

Total assets	$22,788,293	$8,780,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,033,831	$149,935
Accrued liabilities (Note 14)	447,325	18,027
Due to others (Note 6)	1,650,000	-
Due to related party (Note 14)	392,194	-
Total current liabilities	7,523,350	167,962

Long-term liabilities
Due to related party (Note 14)	-	392,194
Related party line of credit note (Note 11)	3,686,107	-
Total long-term liabilities	3,686,107	392,194

Total liabilities	11,209,457	560,156

STOCKHOLDERS’ EQUITY
Common stock; $.0001 par value; 500,000,000 stock authorized; 173,304,800 and 157,544,500 stock issued and outstanding at December 31, 2022 and December 31, 2021, respectively (Note 12)	17,329	15,754

Additional paid-in capital (Note 12)	45,637,328	14,618,389
Accumulated deficit	(34,075,821)	(6,413,744)
Total stockholders’ equity	11,578,836	8,220,399

Total liabilities and stockholders’ equity	$22,788,293	$8,780,555
Going Concern (Note 2)
Commitments (Note 10)
Contingencies (Note 15)
Subsequent events (Note 16)

The accompanying notes are an integral part of the financial statements

BRIGHT GREEN CORPORATION

Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2022 and 2021

(Expressed in United States Dollars)

	Years Ended
	2022	2021

Revenue	$-	$-

Expenses

General and administrative expenses	26,609,241	1,738,716
Depreciation	704,681	751,783
Total operating expenses	27,313,922	2,490,499

Loss from Operations	(27,313,922)	(2,490,499)

Other Expense
Change in Fair Value of Voting Agreement Derivative	213,000	-
Total Other Expense	213,000	-

Loss before income taxes and equity in net losses of affiliate	(27,526,922)	(2,490,499)

Income tax expense	-	-
Loss before equity in net losses of affiliate	$(27,526,922)	$(2,490,499)

Equity in net losses of affiliate	(135,155)	-
Net loss and comprehensive loss	(27,662,077)	$(2,490,499)

Weighted average common shares outstanding - basic and diluted	162,058,082	156,800,164

Net loss per common share - basic and diluted	$(0.17)	$(0.02)

The accompanying notes are an integral part of the financial statements

BRIGHT GREEN CORPORATION

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

(Expressed in United States Dollars)

	Common Stock		Common Stock to be	Additional paid-in	Accumulated	Total
	Shares	Amount	issued	capital	deficit	equity

Balance at December 31, 2020	156,046,000	$15,605	$138,000	$10,990,538	$(3,923,245)	$7,220,898

Common stock issued for services (Note 12)	125,000	12	-	359,988	-	360,000
Common stock issued for cash (Note 12)	1,373,500	137	(138,000)	3,267,863	-	3,130,000
Net loss	-	-	-	-	(2,490,499)	(2,490,499)

Balance, December 31, 2021	157,544,500	$15,754	$-	$14,618,389	$(6,413,744)	$8,220,399

Common stock issued for cash (Note 12)	312,500	31	-	3,049,969	-	3,050,000
Common stock and warrants issued for cash in private placement, net of issuance costs of $863,267 (Note 12)	9,523,810	952	-	9,135,781	-	9,136,733
Common stock issued for services (Note 12)	6,036,990	603	-	18,850,629	-	18,851,232
Common stock cancelled that was issued for services (Note 12)	(113,000)	(11)	-	(17,440)	-	(17,451)
Net loss	-	-	-	-	(27,662,077)	(27,662,077)

Balance, December 31, 2022	173,304,800	$17,329	$	$45,637,328	$(34,075,821)	$11,578,836

The accompanying notes are an integral part of the financial statements

BRIGHT GREEN CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

(Expressed in United States Dollars)

	Years Ended
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(27,662,077)	$(2,490,499)

Adjustments to reconcile net cash used in operating activities:
Change in fair value of voting agreement derivative	213,000	-
Equity in net losses of affiliate	135,155	-
Depreciation	704,681	751,783
Stock-based compensation	18,833,781	360,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	90,379	(149,153)
Accounts payable	4,883,896	(30,403)
Accrued liabilities	429,298	(98,303)
Accrued interest	106,117	-
Net cash used in operating activities	(2,265,770)	(1,656,575)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Deposits	(1,157,587)	-
Purchase of equity method investment	(2,689,115)	-
Purchase of property, plant, and equipment	(10,522,242)	(302,717)
Net cash used in investing activities	(14,368,944)	(302,717)

CASH FLOWS FROM FINANCING ACTIVITIES
	-	-
Proceeds from related party	-	122,514
Payments to related party	-	(112,920)
Proceeds from related party line of credit	5,191,057	-
Payments to related party line of credit	(1,611,067)	-
Proceeds from issuance of common stock	3,050,000	3,130,000
Proceeds from issuance of common stock and warrants,
issued in private placement, net of issuance costs	9,136,733	-
Net cash provided by financing activities	15,766,723	3,139,594

NET (DECREASE) INCREASE IN CASH	(867,991)	1,180,302
CASH, BEGINNING OF YEAR	1,282,565	102,263
CASH, END OF YEAR	$414,574	$1,282,565

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Due to others for purchase of Common stock in Alterola Biotech, Inc.	$1,650,000	$-

The accompanying notes are an integral part of the financial statements

BRIGHT GREEN CORPORATION

Notes to the Financial Statements

For the Years Ended December 31, 2022 and 2021

(Expressed in United States Dollars)

1.	Description of Business and Organization

Bright Green Corporation (Company) was incorporated on April 16, 2019, under the Delaware General Corporation Law. The Company is located in Grants, New Mexico. The Company holds the land, greenhouse and patents required in the growth, production, and research of medicinal plants.

On May 28, 2019, the Company entered into a merger agreement with Bright Green Grow Innovation, LLC (“BGGI”) (Note 7).

On October 30, 2020, Grants Greenhouse Growers, Inc. (GGGI), a New Mexico corporation, merged with the Company (Note 7).

On November 10, 2020, Naseeb, Inc. (Naseeb), a New Mexico corporation, merged with the Company (Note 7).

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

The Company is a start-up company at December 31, 2022 and has no revenue.

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

2.	Going Concern and Basis of Presentation

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). US GAAP contemplates continuation of the Company as a going concern. For the fiscal years ended December 31, 2022 and 2021, the Company had no revenues from product sales and incurred a net loss of $27,662,077 and $2,490,499, respectively. Net cash used in operations for years ended 2022 and 2021 was $2,265,770 and $1,656,575, respectively. As of December 31, 2022, the Company had a working capital deficit and accumulated deficit of $7,030,929 and $34,075,821, respectively.

The Company is in its initial stages to start building facilities to grow, research and distribute medical plants. The Company has historically financed its operations through the sale of equity securities and debt financing. The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan.

In 2022, the Company raised $12,186,733 through common stock issuances. The Company also secured a $15,000,000 line of credit from a related party, has drawn $5,191,057 and paid down $1,611,067, leaving available $11.3 million to draw from that credit facility (Note 11). However, there is substantial doubt about the Company’s ability to continue as a going concern due to the necessity to generate positive cash flows from operations and/or obtain additional financing. There is no assurance that the Company will be able to generate positive cash flows from operations or obtain additional financing on terms acceptable to the Company, if at all.

In addition, the Company’s current and future operations are subject to various risks and uncertainties, including but not limited to, general economic conditions, competition, and regulatory matters. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates.

These risks and uncertainties may have a material adverse effect on the Company’s financial condition and operating results. Management has taken actions to address the Company’s liquidity needs, including managing expenses, developing pathways to revenue, and pursuing additional financing, such as the EB-5 Capital Program announced on February 1, 2023 (Note 16). However, there can be no assurance that such actions will be sufficient to enable the Company to continue as a going concern. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan.

The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company does not have any short or long-term contractual purchases with suppliers for future purchases, capital expenditure commitments that cannot be cancelled with minimal fees, non-cancelable operating leases, or any commitment or contingency that would hinder management’s ability to scale down operations and management expenses until funding is raised.

The Company’s ability to continue as a going concern is dependent upon the outcome of the matters described above. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

This disclosure is intended to inform users of the financial statements about the Company’s current financial condition and its ability to continue as a going concern. The Company will continue to monitor its liquidity position and take appropriate actions as necessary to address any potential going concern issues.

3.	Summary of Significant Accounting Policies

A.	Basis of Measurement

The financial statements of the Company have been prepared on a historical cost basis except as indicated otherwise.

B.	Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property, plant, and equipment is re-tired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant, and equipment, except land, which is not depreciated, is provided using the declining balance method, or straight-line method, with estimated lives as follows:

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

The Company’s intangible assets consist of certain licenses (Note 7) which will be amortized over the term of each license. The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.

3.	Summary of Significant Accounting Policies (continued)

E.	Fair Value of Financial Instruments

In accordance with ASC 820 (Topic 820, Fair Value Measurements and Disclosures), the Company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and our own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active; and

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of our cash, other assets, accounts payable, accrued liabilities, due to others, and due to related party approximated their fair values as of December 31, 2022 and 2021 due to their short-term nature.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial assets that are measured at fair value on a recurring basis (See Note 6 for further details):

December 31, 2022
Balance on December 31, 2021	$-
Voting Agreement derivative asset	213,000
Change in fair value	(213,000)
Balance on December 31, 2022	$-

F.	Investments under the equity method

When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under U.S. generally accepted accounting principles (“GAAP”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company generally recognizes its share of the equity method investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely from the Company’s reporting period.

Under the equity method of accounting, investments are initially recorded at cost, including transaction costs incurred to acquire the investment, and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. The Company evaluated the equity method investment for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred.

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations and comprehensive loss each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s Balance Sheet.

G.	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs totaled $78,193 and $68,571 for the years ended December 31, 2022 and 2021, respectively.

3.	Summary of Significant Accounting Policies (continued)

H.	Income Taxes

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not changed it methodology for estimating the valuation allowance. A change in valuation allowance affect earnings in the period the adjustments are made and could be significant due to the large valuation allowance currently established.

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

I.	Basic and Diluted Earnings (Loss) per share

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

J.	Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for how public business enterprises report information about operating segments in the Company’s financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in the United States of America and the Company is a start-up company as at December 31, 2022 and 2021 and has no revenue. The Company’s reportable segments and operating segments will include its growth, production and research of medicinal plants operations.

3.	Summary of Significant Accounting Policies (continued)

K.	Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to valuation allowance for deferred tax assets, valuation of warrants and stock-based compensation, valuation of option related to equity investment, going concern assessment and assignment of the useful lives of property, plant and equipment. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

L.	Stock-based Compensation

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

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive management, management, accounting, operations, corporate communication, financial and administrative consulting services.

M.	Warrants

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

3.	Summary of Significant Accounting Policies (continued)

M.	Warrants (continued)

the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations and comprehensive loss.

N.	Standards, Amendments, and Interpretations Adopted

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

3.	Summary of Significant Accounting Policies (continued)

N.	Standards, Amendments, and Interpretations Adopted (continued)

2)	Leases (continued)

The new standard became effective for public business entities on January 1, 2019, with early adoption permitted. The new standard became effective for the Company on May 17, 2022, the date the Company became a public entity. The Company adopted this accounting policy as of May 17, 2022.

A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company continues to evaluate certain aspects of the new standard, including those still being revised by the FASB, the new standard does not have a material effect on the Company’s financial statements. As of December 31, 2022, the Company has one month to month lease, whereas the new standard does not apply.

3)	Fair Value Measurement

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which changes the fair value measurement disclosure requirements of ASC 820. This update was effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Effective October 4, 2022, the Company adopted FASB guidance on the recognition and measurement of financial instruments (Note 6).

4.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $187,821 in excess of the FDIC insured limit at December 31, 2022.

5.	Deposits

Deposits are comprised of one down payment for a construction of equipment contract for which the Company has not yet taken title and one down payment for a construction contract for which the work has not started (Note 10).

6.	Equity Method Investment in Alterola

On October 3, 2022, the Company entered into a Secondary Stock Purchase Agreement and Release (the “Secondary SPA”) with Phytotherapeutix Holdings Ltd., a United Kingdom entity, Equipped4 Holdings Limited, a United Kingdom entity, TPR Global Limited, a United Kingdom entity (each, a “Seller” and collectively, the “Sellers”) and Alterola Biotech Inc., a Nevada corporation (“Alterola”) providing for the purchase by Bright Green of shares of Common Stock of Alterola from the Sellers (the “Transferred Shares”).

The Secondary SPA provides that, as of the date thereof, the authorized shares of Alterola consist of 2,000,000,000 shares of common stock, $0.001 par value, of which 807,047,948 shares are issued and outstanding. The Sellers Transferred Shares consisted of, in aggregate, 201,761,982 shares of Common Stock, which were sold to Bright Green for a purchase price of $3,999,999, pursuant to the payment schedule set forth in the Secondary SPA. As of December 31, 2022, the Company has a liability to the Sellers of $1,650,000 due on April 28, 2023. The liability is not interest bearing and not secured. Following the receipt of each installment payment, the Sellers agreed to loan to Alterola the proceeds such Seller received from the foregoing sale of its Transferred Shares, pursuant to a loan agreement.

The Sellers held 67% of Alterola’s total outstanding shares prior to the closing of the Secondary SPA. As a result of this transaction, Bright Green obtained ownership or voting power of approximately 25% of the total outstanding shares of Alterola.

Concurrently with the signing of the Secondary SPA, Bright Green and the Sellers entered into a voting agreement (the “Voting Agreement”) whereby the Sellers agree to vote in favor of the adoption of an agreement to effect Bright Green’s acquisition of Alterola or the Alterola’s merger into Bright Green or a subsidiary of Bright Green, as the case may be, pursuant to additional terms set forth in the Voting Agreement. The agreement will terminate upon the earlier of eight months from the date of the agreement or written notice by Bright Green.

Concurrently with the execution of the Voting Agreement, each Stockholder agrees to deliver to Bright Green an Irrevocable Proxy (“Proxy”). The Proxy only applies to the matter of voting upon the aspects regarding Bright Green’s purchase of the remaining 75% of Alterola’s common stock. It does not apply to the Stockholder’s voting on any other business matters pertaining to Alterola. As stated in the Proxy, Bright Green ensures the terms of the deal for the complete acquisition of Alterola are of no less value than as specified in the Press Release dated August 30, 2022, where the valuation of Alterola was determined to be $50 million. It is anticipated that the balance of the enterprise value will be paid as 20% of each shareholding in cash and the remaining 80% in Bright Green stock.

The Company accounted for the transaction under the equity method and recoded the carrying value of the Company’s investment in Alterola common shares at cost, including transaction costs incurred to obtain the equity method investment of $339,115 in equity method investment in the balance sheet.

The following table provides summarized balance sheet information for Alterola as of December 31, 2022:

	December 31, 2022	December 31, 2021
Current Assets	$192,011	$90,705
Non-Current Assets	12,018,147	12,000,000
Current Liabilities	1,822,696	1,217,811
Non-Current Liabilities	151,255	169,038
Equity	10,236,237	10,703,856

The following table provides summarized income statement information for Alterola for the twelve months ended December 31, 2022:

	December 31, 2022	December 31, 2021
Total revenues	$-	$-
Net loss	$4,980,510	$3,460,815

Our ownership percentage of 25% of Alterola allows us to have significant influence over the operations and decision making at Alterola. Accordingly, the investment is accounted for as an equity method investment. Our share of net loss from our investment in Alterola was $135,155 for the period from October 3, 2022 through the year ended December 31, 2022.

On April 4, 2023, we announced our intention to acquire the remaining issued and outstanding common stock of Alterola (Note 16).

Voting Agreement

The Voting Agreement was initially measured at fair value utilizing the Black-Scholes-option-pricing model based on the following assumptions: dividend rate of 0.0%, risk free rate of 4.0%, term of 0.5 years, volatility of 66.0%, the stock price of $26.4 million, inclusive of a Control Premium of 65% valued at $10.4 million, determined using the Recent Transaction Method as the transaction was determined to be arms-length, and a strike price of $61.3 million reflecting the option to purchase the remaining 75% of the outstanding shares of common stock for $46.0 million. The issuance date fair value of the Voting Agreement was determined to be $213,000 of the gross payment to the Sellers of $3,999,999.

As of December 31, 2022, the value of the option was impaired to nil to reflect the likelihood that the option would be exercised according to the terms set forth and prior to expiry.

7.	Merger Transactions

A.	Bright Green Grow Innovations, LLC Merger

On May 28, 2019, the Company entered into a merger agreement with BGGI. Pursuant to the merger agreement, BGGI transferred to the Company two parcels of land and a greenhouse building having a total net carrying value of $9,128,851 in exchange for shares of the Company (Note 8). The land transfer consisted of a 70-acre lot with a greenhouse at 1033 George Hanosh Blvd., Grants, New Mexico 87020 and a 40-acre lot in the City of Grants, New Mexico. The Company assessed that the merger transaction did not qualify as a business combination in accordance with the provisions

7.	Merger Transactions (continued)

A.	Bright Green Grow Innovations, LLC Merger (continued)

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

The Company assessed that the merger transaction did not qualify as a business combination in accordance with the provisions of ASC 805. The Company accounted for the merger as an acquisition of assets. The asset acquisition was accounted for at the fair value of the options agreement of $103,837 determined using the Black Scholes Model and management had assessed the value of these options to be impaired due to uncertainty surrounding their recoverability.

C.	Naseeb, Inc. Merger

On November 10, 2020, the Company entered into a merger agreement with Naseeb, Inc. (“Naseeb”) and the sole shareholder of Naseeb, who is also a shareholder and Chairman of the Company. Pursuant to the Naseeb merger agreement, Naseeb was merged into the Company in exchange for 10,000,000 shares of the Company. Naseeb

7.	Merger Transactions (continued)

C.	Naseeb, Inc. Merger (continued)

transferred to the Company their assistance that was used by the Company towards obtaining the following licenses and patents to the Company:

-	New Mexico Hemp License: Industrial Hemp is an agricultural plant that uses all the byproducts of the plant such as seeds and twigs in the production of hemp seed, hemp fiber, and other eco-friendly products.

-	New Mexico Board of Pharmacy Schedule 1 Bulk Manufacturers License: Securing the license was required as part of the application and consideration for a federal license. Additionally, being licensed as a Schedule 1 Bulk Manufacturer allows the Company to develop and distribute Schedule 1 drugs; an authorization precedent to the ability to grow, extract and distribute other cannabidiols, such as CBG and CBN. Moreover, with this license, the Company is exempt from the restrictions generally applicable to the cannabis industry, such as plant count and per plant taxes.

-	Federal Medical Marijuana License: The Company has a formal agreement with the Drug Enforcement Administration for the construction and operation of a federally licensed agricultural center to grow and distribute marijuana, or its chemical constituents, supplying legitimate researchers in the United States.

-	Patents: The patents held by the Company provide innovative medical therapies to a wide range of conditions. These patents can be sold, licensed, or directly marketed as clinical trials are conducted and approved by the FDA.

The Company assessed that the merger transaction did not qualify as a business combination in accordance with the provisions of ASC 805. The Company accounted for the merger as an acquisition of assets. Since, under ASC 850, the merger was considered as a related party transaction by virtue of common ownership and management, the assets transferred to the Company have been accounted for at historical cost of Naseeb of $1,000 (Note 9).

8.	Property, Plant, and Equipment

The Company owns an expansive 22-acre modern Dutch “Venlo style” glass greenhouse situated on 70 acres in Grants, New Mexico. It is being retrofitted for growing, processing and distribution of medicinal plants, including Marijuana, for medical researchers licensed by the Drug Enforcement Administration.

8.	Property, Plant, and Equipment (continued)

Property, plant, and equipment at December 31, 2022 and 2021, consisted of the following:

	December 31, 2022	December 31, 2021
Furniture and fixtures	$88,690	-
Land	260,000	260,000
Construction in progress	10,736,269	302,717
Building and improvement	8,883,851	8,883,851
	19,968,810	9,446,568
Accumulated depreciation	(2,822,485)	(2,117,804)
Net property, plant, and equipment	$17,146,325	7,328,764

The amount of interest costs capitalized and included in construction in progress totaled $106,117 and $nil at December 31, 2022 and 2021, respectively (Note 11).

9.	Intangible Assets

Intangible assets at December 31, 2022 and 2021, consisted of the following:

	December 31, 2022	December 31, 2021
Licenses (Note 7)	$1,000	1,000
Accumulated amortization	-	-
Net intangible assets	$1,000	1,000

10. Commitments

During 2022, the Company entered a contract to purchase equipment for $2,219,285. The Company made a deposit totaling $1,109,643 as of December 31, 2022 (Note 5). The remaining balance of $1,109,642 is due upon delivery. The Company also entered into and paid in full a construction contract for $47,944 as of December 31, 2022 (Note 5). The construction to be performed under this contract will occur in 2023.

11.	Related Party Line of Credit Note

On June 5, 2022, the Company and LDS Capital LLC (“Lender”), whose managing member is a member of the Board, entered into an unsecured line of credit in the form of a note (the “June Note”). The Note provides that the Company may borrow up to $5.0 million, including an initial loan in the amount of $3.0 million, through June 4, 2025 (the “June Note Maturity Date”) from Lender. Prior to the June Note Maturity Date, the Company may borrow up to an additional $2.0 million under the June Note, at Lender’s sole discretion, and subject to the Company’s request of such additional funds form Lender (each loan furnished under the June Note individually, a “Loan,” and collectively, the “Loans”). The Company has the right, but not the obligation, to prepay any Loan, in whole or in part, prior to the June Note Maturity Date. Interest

11. Related Party Line of Credit Note (continued)

on the unpaid principal amount of any Loan accrues through the earlier of the June Note Maturity Date or the date of prepayment on such Loan, at a rate of 2% per annum plus the Prime Rate (the rate of interest per annum announced from time to time by JPMorgan Chase Bank as its prime rate). If the principal and interest, if any, of any Loan is not paid in full on the Maturity Date, additional penalty interest will accrue on such Loan in the amount of 2% per annum. The Company amended the line of credit on November 14, 2022, to increase the capacity by $10 million.

As of December 31, 2022, the Lender has funded the Company $5,191,057 with the Company paying back $1,611,067 of those funds. As of December 31, 2022, there was accrued interest of $106,117. The funds have been used for the construction in progress and interest expense of $106,117 has been capitalized (Note 8).

The note was drawn on for $392,194 to pay off the Due to Related Party and was paid down $880,000, subsequent to year end (Note 16). On January 31, 2023, LDS Capital LLC assigned the note to its sole member, Lynn Stockwell, who is a member of the Board and majority shareholder of the Company (Note 16).

On March 14, 2023, the Company drew an additional $200,000 on the June Note, leaving available $11.5 million to draw from that credit facility.

12.	Stockholders’ Equity

The Company has authorized 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2022 and 2021, there were 173,304,800 and 157,544,500, respectively, of common shares issued and outstanding. The Company has not issued any preferred shares to date.

During the twelve months ended December 31, 2022, the Company issued the following:

-	12,500 shares of common stock at a purchase price of $4.00 per share, for gross cash proceeds of $50,000, to one accredited investor in January 2022;

-	500,000 shares of common stock for services rendered, at a fair value of $4.00 per share determined using the per share purchase price of (the “$4.00 Round”), to the Chief Financial Officer of the Company, in April 2022;

-	5,000 shares of common stock that were issued in January 2021 to a director of the Company, for services valued at $2.00 per share, were cancelled in April 2022;

-	300,000 shares of common stock at a purchase price of $10.00 per share, for gross cash proceeds of $3,000,000, to two accredited investors in May 2022;

-	1,574,490 shares of common stock for services rendered in connection with the Direct Listing to the Company’s advisor, or its permitted designees, contemporaneous with the Direct Listing and consistent with the direct listing price of $8.00 per share in June 2022;

-	108,000 shares of common stock that were issued in June 2019 to a consultant of the Company, for services valued at $0.069 per share determined using an asset approach, were cancelled in June 2022;

12.	Stockholders’ Equity (continued)

-	9,523,810 shares of Common Stock and warrants to purchase up to an aggregate of 9,523,810 shares of Common Stock, in a private placement offering, in September 2022 (the “September 2022 Private Placement”); and

-

3,962,500 shares of common stock for services rendered, with (i) 3,000,000 shares issued at a fair value of $1.25 per share, (ii) 87,500 shares at a fair value of $1.08 per share, and (iii) 875,000 shares at a fair value of $0.4695 per share, to the former Chief Executive Officer of the Company, in December 2022.

On September 7, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors. The combined purchase price of one Share and accompanying Warrant was $1.05. Subject to certain ownership limitations, the Warrants are exercisable immediately after issuance at an exercise price equal to $1.05 per share of Common Stock (the “Exercise Price”), subject to adjustments as provided under the terms of the Warrants. The Warrants have a term of five years from the date of issuance. The September 2022 Private Placement closed on September 12, 2022. The Company received gross proceeds of approximately $10 million before deducting transaction related fees and expenses payable by the Company. On February 1, 2023, 200,000 of the Warrants were redeemed for $210,000 (Note 16).

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

September Warrants

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price of $1.65, exercise price of $1.05, term of five years, volatility of 174.3%, risk-free rate of 3.41%, probability of dilutive issuance of 15%, estimated timing of dilutive issuance of four and a half months, and expected time to conversion of five years). The grant date fair value of these Warrants were estimated to be $4,489,662 on September 12, 2022 of the gross proceeds and is reflected within additional paid-in capital as of December 31, 2022.

During the twelve months ended December 31, 2021, the Company issued the following:

-	1,019,000 shares of common stock at a purchase price of $2.00 per share, for gross cash proceed of $2,038,000 to thirty accredited investors between January 2021 and October 2021, with (i) 184,000 shares issued in January 2021, which includes the 69,000 shares issued for cash proceeds of $138,000 received as of December 31, 2020, (ii) 100,000 shares issued in March 2021, (iii) 335,000 shares issued in May 2021, (iv) 250,000 shares issued in June 2021, and (v) 100,000 shares issued in September 2021 and 50,000 shares issued in October 2021 (the “$2.00 Round”);

12.	Stockholders’ Equity (continued)

-	188,000 shares of common stock at a purchase price of $3.00 per share, for gross cash proceeds of $564,000 to one hundred eighty-eight accredited investors in September and October 2021 with (i) 154,000 shares in September 2021, and (ii) 34,000 shares issued in October 2021 (the “$3.00 Round”);

-	166,500 shares of common stock at a purchase price of $4.00 per share, for gross cash proceeds of $666,000, to 12 accredited investors in October and December 2021, with (i) 29,000 shares in October 2021, and (ii) 137,500 shares issued in December 2021 (the “$4.00 Round”);

-	25,000 shares of common stock for services rendered, at a fair value of $2.00 per share determined using the per share purchase price of the $2.00 Round, to five consultants, with (i) 10,000 shares issued in January 2021 and (ii) 15,000 shares issued in May 2021;

-	40,000 shares of common stock for services rendered, at a fair value of $2.00 per share determined using the per share purchase price of (the “$2.00 Round”), to three directors of the Company, with (i) 10,000 shares issued in January 2021 and (ii) 30,000 shares issued in February 2021;

-	10,000 shares of common stock for services rendered, at fair value at $3.00 per share determined using the per share purchase price of (the “$3.00 Round”), to two directors of the Company, in September 2021; and

-	50,000 shares of common stock for services rendered, at fair value at $4.00 per share determined using the per share purchase price of (the “$4.00 Round”), to three consultants in November 2021.

13.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2022 and 2021, based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

13.	Income Taxes (continued)

The current and deferred income tax expenses for the years ended December 31, 2022 and 2021, were $nil. The provision for income taxes differs from that computed at a combined corporate tax rate of approximately 25.8% (2021 – 25.8%) as follows:

	2022	2021

Loss before income taxes	$(27,662,077)	$(2,490,499)

The (benefit) provision for income taxes for 2022 and 2021 consists of the following:

Current:
Federal	-	-
State	-	-
Total current (benefit) provision	-	-

Deferred:
Federal	(5,727,839)	(515,114)
State	(1,309,220)	(117,740)
Total current (benefit) provision	$(7,037,059)	$(632,854)
Valuation allowance	7,037,059	632,854
Total (benefit) provision	$-	$-

The federal and state tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2022	2021
Other	728,201	546,393
Net operating loss carry over	7,294,146	438,894
Total deferred tax assets	8,022,347	985,287
Less: valuation allowance	(8,022,347)	(985,287)
Deferred tax assets, net of valuation allowance	$-	$-

As of December 31, 2022 and 2021, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets. Management has based its assessment on the Company’s lack of profitable operating history. As of December 31, 2022 and 2021, the Company has approximately $28,271,882 and $1,701,141 respectively, of Federal net operating losses available to reduce taxable income of future years. The federal loss carryforward expires indefinitely and the state loss carryforward expires in 2039. The benefit from the non-capital loss carry-forward balance has not been recorded in the financial statements.

The Company is subject to U.S. federal jurisdiction and the state of New Mexico income taxes. Management has not filed federal or state income tax returns due to incurring cumulative losses. Therefore, the Company’s actual tax position may differ from their book position. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

14.	Related Party Transactions

Other than the transactions disclosed elsewhere in the financial statements, the following are the other significant related party transactions and balances:

At December 31, 2022 and 2021, the due to related party balance totaled $392,194 and $392,194, respectively. The balance represents advances from the majority shareholder for payment of Company expenses. The amount is unsecured, non-interest bearing with no terms of repayment. The shareholder has agreed in writing that no payment will be required by the Company to the lender prior to January 31, 2023. On February 1, 2023, this loan was paid in full with a draw on the line of credit (Note 16).

14.	Related Party Transactions (continued)

Included in common stock issued for services during the year ended December 31, 2022, were 3,962,500 shares of common stock issued to the former Chief Executive Officer of the Company (Note 12).

Included in common stock issued for services during the year ended December 31, 2022, were 500,000 shares of common stock issued to the Chief Financial Officer of the Company (Note 12).

Included in common stock issued for services during the year ended December 31, 2021, were 50,000 shares of common stock issued to the five directors of the Company (Note 12).

At December 31, 2022, $400,000 was due to the Company’s former interim Chief Executive Officer, who also is a shareholder. The amount, which includes $300,000 in accrued bonus is included in accrued liabilities in the Balance Sheet. The accrued bonus is expected to be paid in the first quarter of 2024 and is subject to Board of Director approvals.

At December 31, 2022, $65,856 was due to a company wholly owned by the Company’s Chief Financial Officer, who also is a shareholder. The amount is included in accounts payable in the Balance Sheet.

At December 31, 2022, $60,000 was due to the Company’s former Chief Executive Officer, who also is a shareholder. The amount is included in accounts payable in the Balance Sheet.

At December 31, 2022, the outstanding balance on the line of credit of $3,686,107 was due to a Lender, whose managing member is a member of the Board (Note 11). The amount is included in the related party line of credit note in the Balance Sheet.

The related party line of credit note was drawn on to pay in full, the related party loan balance of $392,194, and was paid down $880,000 subsequent to year end (Note 16).

On March 14, 2023, the Company drew an additional $200,000 on the June Note (Note 16).

15.	Contingencies

In the ordinary course of business, the Company is routinely defendants in, or parties to a number of pending and threatened legal actions including actions brought on behalf of various classes of claimants. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of such matters will be. Legal provisions are established when it becomes probable that the Company will incur an expense related to a legal action and the amount can be reliably estimated. Such provisions are recorded at the best estimate of the amount required to settle any obligation related to these legal actions as at the balance sheet date, taking into account the risks and uncertainties surrounding the obligation. Management and internal and external experts are involved in estimating any amounts that may be required. The actual costs of resolving these claims may vary significantly from the amount of the legal provisions. The Company’s estimate involves significant judgement, given the varying stages of the proceedings, the fact that the Company’s liability, if any, has yet to be determined and the fact that the underlying matters will change from time to time. Other than as set forth below, the Company is not presently a party to any litigation. The Company is not able to make a reliable assessment of the potential losses as these matters are at an early stage, accordingly, no amounts have been accrued in the financial statements.

15.	Contingencies (continued)

Bright Green Corporation v. John Fikany, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company filed a complaint for declaratory judgment against a consultant of the Bright Green Group of Companies, an entity unrelated to the Company, to determine if defendant is entitled to 5,000,000 shares of the Company’s common stock, based on a failure to fulfill agreed upon conditions precedent to earning such shares from the Company. Defendant counterclaimed and filed a third-party claim against a director of the Company, and her spouse, for claims including wrongful termination and breach of contract. The Company denies defendants allegations and have set forth arguments refuting defendant’s counterclaims and third-party claims. The case is in the discovery phase. The Company is exploring potential dispositive motions against the counter and third-party claims.

Bright Green Corporation v. Jerry Capussi, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company and defendant, a former consultant of Sunnyland Farms Inc., an entity unrelated to the Company, have each filed claims for declaratory judgment seeking to determine by court order whether defendant is entitled to (i) shares of common stock in the Company (amounting to no more than 108,000 shares) or (ii) fair market value of defendant’s equity ownership of BGGI. The lawsuit is in early discovery stages, and the Company is preparing arguments for a summary judgment motion. There are no claims for specific monetary liability against either party.

16.	Subsequent Events

The Company’s management has evaluated the subsequent events up to April 17, 2023. The date the financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following constitute material subsequent events:

As of December 31, 2022, we notified the land owners of our intention to exercise the two Real Estate Option Agreements and are in process of negotiating final terms of acquisition. The acquisition has yet to be completed.

On January 31, 2023, LDS Capital LLC assigned the related party line of credit note to its sole member, an individual, Lynn Stockwell, who is a member of the Board and majority shareholder of the Company.

On February 1, 2023, the related party line of credit note was used to pay in full, the related party loan balance of $392,194.

On February 1, 2023, the Company initiated their EB-5 Program, whereby they may issue up to an aggregate of 12,609,152 shares of common stock to accredited or institutional investors, at a price of $39.99 per share.

On February 1, 2023, 200,000 of the September Warrants were redeemed for $210,000.

On February 6, 2023, through a cashless conversion, the related party line of credit note was paid down $880,000 in exchange for an $880,000 investment for 22,005 shares of the Company’s common stock valued at $39.99 pursuant to the EB-5 Program.

On March 14, 2023, the Company drew an additional $200,000 on the June Note, leaving available $11.5 million to draw from that credit facility.

On March 27, 2023, we received an additional $880,000 investment for 22,005 shares of the Company’s common stock valued at $39.99 pursuant to the EB-5 Program.

On March 31, 2023, the Company issued 875,000 shares to the former Chief Executive Officer, Terry Rafih, pursuant to his employment agreement.

On April 4, 2023, we announced our intention to acquire the remaining issued and outstanding common stock of Alterola.

