Form 10-Q
period 2023-03-31
Bright Green Corp
filed 2023-05-22
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023, there were 174,423,810 shares of the registrant’s common stock outstanding and nil shares of the registrant’s preferred shares outstanding.

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

Condensed Financial Statements (Unaudited)

BRIGHT GREEN CORPORATION

March 31, 2023 and 2022

(Expressed in United States Dollars)

BRIGHT GREEN CORPORATION

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

BRIGHT GREEN CORPORATION

Condensed Balance Sheets

As at March 31, 2023 and December 31, 2022

(Expressed in United States Dollars)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$422,502	$414,574
Prepaid expenses and other assets	70,080	77,847
Total current assets	492,582	492,421

Deposits (Notes 5 and 9)	1,109,643	1,157,587
Equity method investment (Note 6)	3,990,960	3,990,960
Property, plant, and equipment (Note 7)	18,574,396	17,146,325
Intangible assets (Note 8)	1,000	1,000

Total assets	$24,168,581	$22,788,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (Note 12)	$6,360,662	$5,033,831
Accrued liabilities (Note 12)	938,356	447,325
Due to others (Note 6)	1,650,000	1,650,000
Due to related party (Note 10)	-	392,194
Total current liabilities	8,949,018	7,523,350

Long-term liabilities
Related party line of credit note (Notes 10 and 12)	3,460,092	3,686,107
Total long-term liabilities	3,460,092	3,686,107

Total liabilities	12,409,110	11,209,457

STOCKHOLDERS’ EQUITY
Common stock; $.0001 par value; 500,000,000 stock authorized; 174,423,810 and 173,304,800 stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively (Note 11)	17,441	17,329
Additional paid-in capital (Note 11)	48,431,116	45,637,328
Accumulated deficit	(36,689,086)	(34,075,821)
Total stockholders’ equity	11,759,471	11,578,836

Total liabilities and stockholders’ equity	$24,168,581	$22,788,293

Going Concern (Note 2)
Commitments (Note 9)
Contingencies (Note 13)
Subsequent events (Note 14)

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

	Three Months Ended
	March 31, 2023	March 31, 2022

Revenue	$-	$-

Expenses

General and administrative expenses	2,455,082	534,540
Depreciation	157,541	191,806
Total operating expenses	2,612,623	726,346

Loss from operations	$(2,612,623)	$(726,346)

Other expense

Foreign currency transaction loss	642	-
Total other expense	642	-

Loss before income taxes and equity in net losses of affiliate	$(2,613,265)	$(726,346)

Income tax expense	-	-

Loss before equity in net losses of affiliate	$(2,613,265)	$(726,346)

Equity in net losses of affiliate (Note 6)	-	-

Net loss and comprehensive loss	$(2,613,265)	$(726,346)

Weighted average common shares outstanding - basic and diluted	173,445,814	157,555,074

Net loss per common share - basic and diluted	$(0.02)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

	Three Months Ended March 31, 2023
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity

Balance at December 31, 2022 (Audited)	173,304,800	$17,329	$45,637,328	$(34,075,821)	$11,578,836

Warrants exercised for cash (Note 11)	200,000	20	209,980	-	210,000
Common stock issued for a cashless conversion from related party LOC for EB-5 program (Note 11)	22,005	2	879,998	-	880,000
Common stock issued for cash for EB-5 program (Note 11)	22,005	2	879,998	-	880,000
Common stock issued for services (Note 11)	875,000	88	823,812	-	823,900
Net loss	-	-	-	(2,613,265)	(2,613,265)

Balance at March 31, 2023	174,423,810	$17,441	$48,431,116	$(36,689,086)	$11,759,471

	Three Months Ended March 31, 2022
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021 (Audited)	157,544,500	$15,754	$14,618,389	$(6,413,744)	$8,220,399

Common stock issued for cash (Note 11)	12,500	1	49,999	-	50,000
Net loss	-	-	-	(726,346)	(726,346)

Balance at March 31, 2022	157,557,000	$15,755	$14,668,388	$(7,140,090)	$7,544,053

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Condensed Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

	Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,613,265)	(726,346)

Adjustments to reconcile net cash used in operating activities:
Foreign currency transaction loss	642	-
Equity in net losses of affiliate	-	-
Depreciation	157,541	191,806
Stock-based compensation	823,900	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	7,767	47,666
Accounts payable	1,326,189	589,972
Accrued liabilities	491,031	34,778
Accrued interest	79,586	-
Net cash provided by operating activities	273,391	137,876

CASH FLOWS FROM INVESTING ACTIVITIES

Deposits	47,944	-
Purchase of property, plant, and equipment	(1,585,612)	(822,265)
Net cash used in investing activities	(1,537,668)	(822,265)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party line of credit	200,000	-
Payments to related party line of credit	(17,795)	-
Proceeds from issuance of common stock	880,000	50,000
Proceeds from warrants exercised	210,000	-
Net cash provided by financing activities	1,272,205	50,000

NET INCREASE (DECREASE) IN CASH	7,928	(634,389)
CASH, BEGINNING OF PERIOD	414,574	1,282,565
CASH, END OF PERIOD	$422,502	648,176

CASH PAID FOR
Interest	$-	-
Taxes	$-	-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfer from due to related party to related party LOC	$392,194	-
Related party LOC in exchange for common stock for EB-5 program	$(880,000)	-

The accompanying notes are an integral part of the condensed financial statements

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

1. Description of Business and Organization

Bright Green Corporation (“Company”) was incorporated on April 16, 2019, under the Delaware General Corporation Law. The Company’s principal executive office is located in Grants, New Mexico. The Company holds the land, greenhouse and patents required in the growth, production, and research of medicinal plants.

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

On February 1, 2023, the Company initiated a private placement offering of our common stock, only to accredited or qualified institutional investors, in reliance upon Rule 506, Regulation D promulgated under the Securities Act, pursuant to the U.S. government’s EB-5 immigrant investor program. Under our EB-5 Program, we may issue up to an aggregate of 12,609,152 shares of common stock at $39.99 per share.

The Company is a start-up company at March 31, 2023 and has no revenue.

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

2. Going Concern and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cashflows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP were omitted pursuant to such rules and regulations.

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that the Company filed on April 17, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

2. Going Concern and Basis of Presentation (continued)

For the three months ended March 31, 2023 and 2022, the Company had no revenues from product sales and incurred a net loss of $2,613,265 and $726,346, respectively. Net cash provided by operations for the three months ended March 31, 2023, and 2022 was $273,391 and $137,876, respectively. The Company has incurred recurring losses from operations, and as of March 31, 2023, had an accumulated deficit of $36,689,086 (December 31, 2022 – $34,075,821) and had a negative working capital of $8,456,436 (December 31, 2022 – $7,030,929).

The Company is in its initial stages of building facilities to grow, research, and distribute medical plants. The Company has historically financed its operations through the sale of equity securities and debt financing. The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the condensed financial statements were authorized to be issued. Therefore, the Company’s continued existence depends on its ability to continue executing its operating plan and obtaining additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan.

During the three months ended March 31, 2023, the Company raised $880,000 through common stock issuances from the Company’s EB-5 Program and $210,000 through the exercise of warrants. The Company also has drawn $200,000 from the Company’s $15,000,000 line of credit from a related party. The Company also had two cashless conversions, the related party line of credit was used to pay in full the related party loan balance of $392,194, and the related party line of credit was paid down $880,000 in exchange for 22,005 shares of the Company’s common stock valued at $39.99 according to the Company’s EB-5 Program, leaving available $11.5 million to draw from that credit facility (Note 10). However, there is substantial doubt about the Company’s ability to continue as a going concern due to the necessity to generate positive cash flows from operations and/or obtain additional financing. There is no assurance that the Company will be able to generate positive cash flows from operations or obtain additional financing on terms acceptable to the Company, if at all.

In addition, the Company’s current and future operations are subject to various risks and uncertainties, including but not limited to general economic conditions, competition, and regulatory matters. Accordingly, the Company’s operating plan is predicated on various assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue raising additional financing, and the state of the general economic environment in which the Company operates.

These risks and uncertainties may have a material adverse effect on the Company’s financial condition and operating results. Management has taken actions to address the Company’s liquidity needs, including managing expenses, developing pathways to revenue, and pursuing additional financing, such as the EB-5 Capital Program announced on February 1, 2023. However, there can be no assurance that such actions

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

2. Going Concern and Basis of Presentation (continued)

will be sufficient to enable the Company to continue as a going concern. There can be no assurance that these assumptions will prove accurate in all material respects or that the Company will be able to successfully execute its operating plan.

The condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, the Company does not have any short or long-term contractual purchases with suppliers for future purchases, capital expenditure commitments that cannot be canceled with minimal fees, non-cancel-able operating leases, or any commitment or contingency that would hinder management’s ability to scale down operations and management expenses until funding is raised.

The Company’s ability to continue as a going concern is dependent upon the outcome of the matters described above. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

This disclosure is intended to inform users of the condensed financial statements about the Company’s current financial condition and its ability to continue as a going concern. The Company will continue to monitor its liquidity position and take appropriate actions as necessary to address any potential going concern issues.

3. Summary of Significant Accounting Policies

A. Basis of Measurement

The condensed financial statements of the Company have been prepared on a historical cost basis except as indicated otherwise.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

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

  D. Intangible Assets

The Company’s intangible assets consist of certain licenses (Note 8) which will be amortized over the term of each license. The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.

  E. Fair Value of Financial Instruments

In accordance with ASC 820 (Topic 820, Fair Value Measurements and Disclosures), the Company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and our own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active; and

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

E. Fair Value of Financial Instruments (continued)

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of the Company’s cash, other assets, accounts payable, accrued liabilities, due to others, and due to related party approximated their fair values as of March 31, 2023 and December 31, 2022 due to their short-term nature.

  F. Investments Under the Equity Method

When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under U.S. generally accepted accounting principles (“GAAP”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company generally recognizes its share of the equity method investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely for the Company’s reporting period.

Under the equity method of accounting, investments are initially recorded at cost, including transaction costs incurred to acquire the investment, and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. The Company evaluates the equity method investment for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred.

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the condensed statement of operations and comprehensive loss each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s condensed balance sheets.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

  G. Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs totaled $11,483 and $6,191 for the three months ended March 31, 2023 and 2022, respectively.

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not changed its methodology for estimating the valuation allowance. A change in valuation allowance affects earnings in the period the adjustments are made and could be significant due to the large valuation allowance currently established.

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

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

J. Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for how public business enterprises report information about operating segments in the Company’s condensed financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in the United States of America and the Company is a start-up company as at March 31, 2023 and 2022 and has no revenue. The Company’s reportable segments and operating segments will include its growth, production and research of medicinal plants operations.

  K. Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to valuation allowance for deferred tax assets, valuation of warrants and stock-based compensation, going concern assessment, and assignment of the useful lives of property, plant, and equipment. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

  L. Stock-based Compensation

The Company accounts for stock-based payments in accordance with the provision of ASC 718, which requires that all stock-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the condensed statement of operations and comprehensive loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to stock-based awards is recognized over the requisite service period, which is generally the vesting period.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

L. Stock-based Compensation (continued)

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

  N. Standards, Amendments, and Interpretations Adopted

1) Modification of Equity-Classified Written Call Options

In April 2021, the FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (here-after referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

N. Standards, Amendments, and Interpretations Adopted (continued)

1) Modification of Equity-Classified Written Call Options (continued)

is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. This update is effective for annual periods beginning after December 15, 2021, and interim periods within those periods, and early adoption is permitted. The Company adopted this accounting policy as of January 1, 2022.

2) Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the statement of financial position for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of activities.

The new standard became effective for public business entities on January 1, 2019, with early adoption permitted. The new standard became effective for the Company on May 17, 2022, the date the Company became a public entity. The Company adopted this accounting policy as of May 17, 2022.

A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company continues to evaluate certain aspects of the new standard, including those still being revised by the FASB, the new standard does not have a material effect on the Company’s condensed financial statements. As of March 31, 2023, the Company has one month to month lease, whereas the new standard does not apply.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

4. Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $184,718 and $187,821 in excess of the FDIC insured limit at March 31, 2023 and December 31, 2022, respectively.

5. Deposits

As of December 31, 2022, deposits were comprised of one down payment for a construction of equipment contract for which the Company had not yet taken title and one down payment for a construction contract for which the work had not started. As of March 31, 2023, the Company has still not taken title of the equipment and the construction contract was completed (Note 9).

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

The Secondary SPA provides that, as of the date thereof, the authorized shares of Alterola consist of 2,000,000,000 shares of common stock, $0.001 par value, of which 807,047,948 shares are issued and outstanding. The Sellers Transferred Shares consisted of, in aggregate, 201,761,982 shares of Common Stock, which were sold to Bright Green for a purchase price of $3,999,999, pursuant to the payment schedule set forth in the Secondary SPA. As of March 31, 2023 and December 31, 2022, the Company has a liability to the Sellers of $1,650,000 due on June 3, 2023. The liability is not interest bearing and not secured. Following the receipt of each installment payment, the Sellers agreed to loan to Alterola the proceeds such Seller received from the foregoing sale of its Transferred Shares, pursuant to a loan agreement.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

6. Equity Method Investment in Alterola (continued)

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

The Company accounted for the transaction under the equity method and recorded the carrying value of the Company’s investment in Alterola common shares at cost, including transaction costs incurred to obtain the equity method investment of $339,115 in equity method investment in the condensed balance sheets.

Due to an inability to timely obtain the March 31, 2023’s financial information for Alterola, the following table provides summarized balance sheet information available for Alterola as of December 31, 2022:

December 31, 2022
Current assets	$192,011
Non-current assets	12,018,147
Current liabilities	1,822,696
Non-current liabilities	151,255
Equity	$10,236,207

Due to an inability to timely obtain the March 31, 2023’s financial information for Alterola, the following table provides summarized income statement information available for Alterola for the three months ended March 31, 2022:

March 31, 2022
Total revenues	$-
Net loss	$3,257,819

The Company’s ownership percentage of 25% of Alterola allows the Company to have significant influence over the operations and decision-making at Alterola. Accordingly, the investment is accounted for as an equity method investment. Since the financial results of Alterola will not be available until the second quarter of 2023, the Company will recognize its share of net loss from its investment in Alterola on a three-month lag and adjusted for any known significant changes from the lag period to the reporting date of the Company. As at March 31, 2023, there were no significant changes to disclose.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

6. Equity Method Investment in Alterola (continued)

On April 4, 2023, the Company announced its intention to acquire the remaining issued and outstanding common stock of Alterola.

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

As of December 31, 2022, the value of the option was impaired to $nil to reflect the likelihood that the option would be exercised according to the terms set forth and prior to expiry.

7. Property, Plant, and Equipment

The Company owns an expansive 22-acre modern Dutch “Venlo style” glass greenhouse situated on 70 acres in Grants, New Mexico. It is being retrofitted for growing, processing and distribution of medicinal plants, including Marijuana, for medical researchers licensed by the Drug Enforcement Administration.

Property, plant, and equipment at March 31, 2023 and December 31, 2022, consisted of the following:

	March 31, 2023	December 31, 2022
Furniture and fixtures	$88,690	88,690
Land	$260,000	260,000
Construction in progress	$12,321,881	10,736,269
Building and improvement	$8,883,851	8,883,851
	21,554,422	19,968,810
Accumulated depreciation	(2,980,026)	(2,822,485)
Net property, plant, and equipment	$18,574,396	17,146,325

The amount of interest costs capitalized and included in construction in progress totaled $185,703 and $106,117 as at March 31, 2023 and December 31, 2022, respectively (Note 10).

Real Estate Options

In 2020, the Company entered into a merger agreement with Grants Greenhouse Growers, Inc. and acquired the following two land options:

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

As of December 31, 2022, the Company notified the two land owners of the Company’s intention to exercise the two Real Estate Option Agreements. The Company is in the process of negotiating final terms of the two acquisitions. As of March 31, 2023, the acquisitions have not been completed.

8. Intangible Assets

Intangible assets at March 31, 2023 and December 31, 2022, consisted of the following:

	March 21, 2023	December 31, 2022
Licenses	$1,000	1,000
Accumulated amortization	-	-
Net intangible assets	$1,000	1,000

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

9. Commitments

In 2022, the Company entered a contract to purchase equipment for $2,219,285. The Company made a deposit totaling $1,109,643 as of December 31, 2022. The remaining balance of $1,109,642 is due upon delivery. The Company also entered into and paid in full a construction contract for $47,944 as of December 31, 2022. The construction was completed in March 2023, and the contract was fulfilled (Note 5).

10. Related Party Line of Credit Note

On June 5, 2022, the Company and LDS Capital LLC (“Lender”), whose managing member is a member of the Board, entered into an unsecured line of credit in the form of a note (the “June Note”). The Note provides that the Company may borrow up to $5.0 million, including an initial loan of $3.0 million, through June 4, 2025 (the “June Note Maturity Date”) from Lender. Prior to the June Note Maturity Date, the Company may borrow up to an additional $2.0 million under the June Note, at Lender’s sole discretion, and subject to the Company’s request of such additional funds from Lender (each loan furnished under the June Note individually, a “Loan,” and collectively, the “Loans”). The Company has the right, but not the obligation, to prepay any Loan, in whole or in part, prior to the June Note Maturity Date. Interest on the unpaid principal amount of any Loan accrues through the earlier of the June Note Maturity Date or the date of prepayment on such Loan, at a rate of 2% per annum plus the Prime Rate (the rate of interest per annum announced from time to time by JPMorgan Chase Bank as its prime rate). If the principal and interest, if any, of any Loan is not paid in full on the Maturity Date, additional penalty interest will accrue on such Loan in the amount of 2% per annum. The Company amended the line of credit on November 14, 2022, to increase the capacity by $10 million. On January 31, 2023, LDS Capital LLC assigned the note to its sole member, Lynn Stockwell, who is a member of the Board and majority shareholder of the Company.

As of March 31, 2023, the Lender has funded the Company $5,783,250 (December 31, 2022 – $5,191,057), with the Company paying back $2,508,861 (December 31, 2022 – $1,611,067) of those funds. As at March 31, 2023, there was accrued interest of $185,703 (December 31, 2022 – $106,117). The funds have been used for the construction in progress, and interest expense of $185,703 (December 31, 2022 – $106,117) has been capitalized (Note 7).

On January 9, 2023, the related party line of credit note was paid down $17,795.

On February 1, 2023, through a cashless conversion, the related party line of credit note was used to pay in full the related party loan balance of $392,194.

On February 6, 2023, through a cashless conversion, the related party line of credit note was paid down $880,000 in exchange for an $880,000 investment for 22,005 shares of the Company’s common stock valued at $39.99 pursuant to the Company’s EB-5 Program (Note 11).

On March 14, 2023, the Company drew an additional $200,000 on the related party line of credit note.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

11. Stockholders’ Equity

The Company has authorized 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2023, and December 31, 2022, there were 174,423,810 and 173,304,800, respectively, of common shares issued and outstanding. The Company has not issued any preferred shares to date.

During the three months ended March 31, 2023, the Company issued the following:

-	200,000 warrants exercised in exchange for 200,000 shares of common stock issued for cash at $1.05 per share (the “Exercised Price”), to one accredited investor in February 2023;

-	22,005 shares of common stock issued at $39.99 per share, to a member of the Board in February 2023, through a cashless conversion; the related party line of credit note was paid down $880,000 in exchange for an $880,000 investment, pursuant to the Company’s EB-5 Program (Note 10);

-	22,005 shares of common stock issued at $39.99 per share, to one accredited investor in March 2023, pursuant to the Company’s EB-5 Program; and

-	875,000 shares of common stock for services rendered, at a fair value of $0.9416 per share, to the Company’s Executive Chairman, in March 2023 (Note 12).

On September 7, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors. The combined purchase price of one Share and accompanying Warrant was $1.05. Subject to certain ownership limitations, the Warrants are exercisable immediately after issuance at an exercise price equal to $1.05 per share of Common Stock (the “Exercise Price”), subject to adjustments as provided under the terms of the Warrants. The Warrants have a term of five years from the date of issuance. The September 2022 Private Placement closed on September 12, 2022. The Company received gross proceeds of approximately $10 million before deducting transaction-related fees and expenses payable by the Company. As of March 31, 2023, 200,000 of the Warrants have been redeemed for $210,000.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

11. Stockholders’ Equity (continued)

September Warrants

The measurement of fair value was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., the share price of $1.65, exercise price of $1.05, term of five years, volatility of 174.3%, risk-free rate of 3.41%, probability of dilutive issuance of 15%, estimated timing of dilutive issuance of four and a half months, and expected time to conversion of five years). The grant date fair value of these Warrants were estimated to be $4,489,662 on September 12, 2022, of the gross proceeds and is reflected within additional paid-in capital as of March 31, 2023.

During the three months ended March 31, 2022, the Company issued the following:

- 12,500 shares of common stock for cash proceeds of $50,000.

12. Related Party Transactions

Other than the transactions disclosed elsewhere in the condensed financial statements, the following are the other significant related party transactions and balances:

Included in common stock issued for services during the three months ended March 31, 2023, were 875,000 shares of common stock issued to the Executive Chairman of the Company (Note 11).

At March 31, 2023, $775,000 was due to the Company’s former interim Chief Executive Officer, who is also the Company’s Executive Chairman. The amount, which includes $525,000 in accrued bonus, is included in accrued liabilities in the condensed balance sheet. The accrued bonus is expected to be paid in the first quarter of 2024 and is subject to Board of Director approvals.

At March 31, 2023, $82,500 was due to the Company’s Chief Executive Officer. The amount is included in accrued liabilities in the condensed balance sheets.

At March 31, 2023, $41,079 was due to a company majority owned by the Company’s Chief Executive Officer. The amount is included in accounts payable in the condensed balance sheets.

At March 31, 2023, $107,232 was due to a company wholly owned by the Company’s Chief Financial Officer, who also is a shareholder. The amount is included in accounts payable in the condensed balance sheets.

At March 31, 2023, the outstanding balance on the related party line of credit note of $3,460,092 was due to a Lender, who is a member of the Board (Note 10). The amount is included in the related party line of credit note in the condensed balance sheets.

BRIGHT GREEN CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in United States Dollars)

13. Contingencies

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

Bright Green Corporation v. Jerry Capussi, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company and defendant, a former consultant of Sunnyland Farms Inc., an entity unrelated to the Company, have each filed claims for declaratory judgment seeking to determine by court order whether defendant is entitled to (i) shares of common stock in the Company (amounting to no more than 108,000 shares) or (ii) fair market value of defendant’s equity ownership of Bright Green Grown Innovation, LLC (‘BGGI”). The lawsuit is in early discovery stages, and the Company is preparing arguments for a summary judgment motion. There are no claims for specific monetary liability against either party.

14. Subsequent Events

The Company’s management has evaluated the subsequent events up to May 22, 2023. The date the condensed financial statements were issued, pursuant to the requirements of ASC 855, has determined the following constitutes a material subsequent event:

On May 3, 2023, the Company’s Chief Executive Officer earned 500,000 shares of common stock by achieving a milestone, pursuant to his Executive Employment Agreement. The shares are in the process of being issued.

On May 22, 2023, the Company announced that it has entered into a securities purchase agreement with a single institutional investor to purchase 3,684,210 shares of common stock and warrants to purchase up to 3,684,210 shares of common stock, at a purchase price of $0.95 per share and accompanying warrant. The gross proceeds to the Company from the private placement are expected to be approximately $3.5 million before deducting the placement agent’s fees and other estimated offering expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and this Quarterly Report on Form 10-Q, for discussions of forward-looking statements and factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis, and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Bright Green Corporation (“Company”, “BGC”, “we”, “us”, or “our”) is a first-mover in the U.S. federally-authorized cannabis space. BGC is one of a few companies who have received from the U.S. Drug Enforcement Administration (the “DEA”), a federal controlled substances registration for the bulk manufacturing of cannabis under DEA Registration No. RB0649383 (the “DEA Registration”), which allows the Company to produce federally legal cannabis, cannabis extracts, and tetrahydrocannabinol in the U.S. We received the DEA Registration on April 28, 2023, pursuant to the Memorandum of Agreement (the “MOA”) with the DEA entered into on April 27, 2023, which replaced the 2021 Memorandum of Agreement (the “2021 MOA”) (DEA Document Control Number W20078135E).

Unlike state-licensed cannabis companies who engage in commercial sales to consumers, and whose businesses are legal under state law but not federal law, subject to the milestones and requirements set forth herein, we are authorized by the federal government to sell cannabis commercially for research and manufacturing purposes, export cannabis for international cannabis research purposes, and sell cannabis to DEA-registered pharmaceutical companies for the production of medical cannabis products and preparations. Our business activities under the DEA Registration are subject to applicable federal law and regulations and to our obligations under the MOA we entered into with the DEA. Our DEA Registration is valid through July 31, 2024. We plan to focus on the development of cannabis strains and sales of cannabis and hemp products with high contents of CBN (cannabinol) and CBG (cannabigerol).

In addition to research and pharmaceutical supply sales, Bright Green will be able to sell certain cannabinoids, such as CBN (cannabinol) and CBG (cannabigerol) as hemp isolates or extracts, and plans to sell CBN and CBG hemp products to consumers where such products are fully legal under all applicable laws. On August 9, 2022, the DEA confirmed to BGC that cannabinoids, including, but not limited to CBN/CBG, which meet the definition of “hemp” by having a Delta-9-tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis, are outside of the DEA’s jurisdiction because they are not controlled under the CSA. Hemp and hemp products were made legal by the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”), which has been codified in 21 U.S.C. § 802(16)(B)(i), and 7 U.S.C. § 1639o. This hemp product business line will be in addition to our research and pharmaceutical cannabis activities conducted under the DEA Registration.

Because cannabis is still a Schedule I controlled substance in the U.S., it has been historically under-researched. Though the majority of Americans now live in states where cannabis is legal, the full potential of the cannabis plant for medicinal use remains understudied due to limited access to federally-approved cannabis. The DEA recently issued a call for more cannabis research supply based on the increased demand for cannabis research in the U.S. As described herein, on April 28, 2023, we received the DEA Registration, which allows us to produce federally legal cannabis, cannabis extracts, and tetrahydrocannabinol and to sell legally within the U.S. to licensed researchers and pharmaceutical companies, in addition to qualifying us to export cannabis internationally.

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

Having received our DEA Registration, we are permitted to cultivate and manufacture cannabis, supply cannabis researchers in the U.S. and globally, and produce cannabis for use in pharmaceutical production of prescription medicines within the U.S. Our DEA Registration permits our cannabis activities under federal law, which sets BGC apart from most other U.S. cannabis companies.

We have assembled an experienced team of medical professionals and researchers, international horticultural growers and experts, and construction and cannabis production professionals, which we believe position us as a future industry leader in the production of cannabis.

Recent Developments

DEA Registration

In April 2023, we received the DEA Registration for the bulk manufacture of a Schedule I controlled substance – cannabis. Our DEA Registration also allows us to produce cannabis extract and tetrahydrocannabinol. Having received the DEA Registration, we are now one of the few U.S. operators approved by the federal government to cultivate and manufacture cannabis for authorized purposes. The DEA Registration will also allow us to export cannabis for research purposes internationally, to sell to the U.S. registered DEA researchers or manufacturers, to sell to our own company if we obtain a DEA controlled substance research registration, and to sell our cannabis products for the production of prescription pharmaceutical products containing cannabis to DEA registered manufacturers. Also in April 2023, we entered into the MOA with the DEA to replace the 2021 MOA. The MOA outlines the terms by which we are to operate our commercial cannabis business. The MOA with the DEA is effective for a one-year term, renewable for up to four additional one-year terms.

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

See the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2023 and March 31, 2022.

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

Three months ended March 31, 2023 compared to three months ended March 31, 2022.

Revenue:

We are a start-up company and have not generated any revenues for the three months ended March 31, 2023 and 2022. We can provide no assurance that we will generate sufficient revenues from our intended business operations to sustain a viable business operation.

Operating Expenses:

We incurred operating expenses in the amount of $2,612,623 for the three months ended March 31, 2023, as compared with $726,346 for the same period ended 2022. Our operating expenses for all periods consisted entirely of general and administrative expenses and depreciation. The detail by major category within general and administrative expenses for the three months ended March 31, 2023 and 2022 is reflected in the table below.

	Three Months Ended
	March 31, 2023	March 31, 2022
Stock-based compensation	$823,900	-
Professional fees	926,093	462,206
Officer salaries	480,757	-
Other expenses	123,533	11,065
Insurance	40,906	13,301
Travel	39,815	11,646
Property taxes	14,528	14,499
Licenses	5,550	11,323
Land option	-	10,500
Total general and administrative expenses	$2,455,082	534,540
Depreciation	157,541	191,806
Total operating expenses	$2,612,623	726,346

The increase of $1,920,542 in our general and administrative expenses for the three months March 31, 2023, versus the same period ended 2022 is largely the result of increased spending on share based compensation to executives and professional fees associated with the Direct Listing.

We expect our general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Liquidity and Capital Resources

As of March 31, 2023, the Company had cash of $422,502 compared to $414,574 as of December 31, 2022. The increase of $7,928 in cash was mainly by cash received from the sales of common stock of $880,000 for the EB-5 program, $210,000 for warrants exercise, and a $200,000 draw on a line of credit. This was partly offset by the use of funds for the construction in progress, deposits for equipment, and the costs associated with the Company’s SEC filings. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities, an advance from a director, and draws on a line of credit provided by a director of the Company. As of March 31, 2023, the Company had a total stockholders’ equity of $11,759,471 (December 31, 2022 - $11,578,836).

The Company is in its initial stages to start building facilities to grow, research and distribute medical plants. The Company has incurred recurring losses from operations, and as of March 31, 2023, had an accumulated deficit of $36,689,086 (December 31, 2022 - $34,075,821), and a negative working capital of $8,456,436 (December 31, 2022 – $7,030,929). The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the condensed financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. During the three months ended March 31, 2023, the Company raised $880,000 through common stock issuances from the Company’s EB-5 Program and $210,000 through the exercise of warrants. The Company also has drawn $200,000 from the Company’s $15,000,000 line of credit from a related party. The Company also had two cashless conversions, the related party line of credit was used to pay in full the related party loan balance of $392,194, and the related party line of credit was paid down $880,000 in exchange for 22,005 shares of the Company’s common stock valued at $39.99 according to the Company’s EB-5 Program, leaving available $11.5 million to draw from that credit facility. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors or credit facilities in a timely manner, the Company will explore available options, including but not limited to, an equity backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2023.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 3 “Summary of Significant Accounting Policies,” in the Company’s condensed financial statements included in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, no material changes were made to the Company’s significant accounting policies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our former Interim Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material error in our annual or interim financial statements will not be prevented or detected on a timely basis. In Management’s Report on Internal Control over Financial Reporting included in our quarterly report on Form 10-Q for the quarter ended June 30, 2022, (the “Original June Report”) filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2022, our management previously concluded that we maintained effective internal control over financial reporting as of June 30, 2022. On August 16, 2022, management determined that we made certain errors related to the fair value recorded for shares issued for services rendered in June 2022. The fair value of such shares is $8.00 per share but was recorded as $4.00 per share in the Original June Report. As a result, we determined that there were material errors in the financial information that required an amendment to our Original June Report (the “June Amendment”). With this error being corrected in the June Amendment filed with the SEC on August 19, 2022, net loss increased by $6,297,960. We have strengthened our review controls around the issuance of shares of common stock and the recording of the associated expense by adding an additional reviewer to the review process. The Company continues to evaluate and implement procedures as deemed appropriate to enhance our disclosure controls.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period ended March 31, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An investment in our securities involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 before deciding whether to invest in our securities. If any of these risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment in our securities. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this Quarterly Report on Form 10-Q, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

A denial of, or significant delay in obtaining, or any interruption of required government authorizations or renewals to grow cannabis for federally sanctioned purposes would likely significantly, negatively impact us.

Our business plan depends heavily on receiving the necessary state and federal authorizations to research cannabis and to grow cannabis for federally sanctioned cannabis research. While we have received the DEA Registration, it expires July 31, 2024, and the DEA’s or the State of New Mexico’s denial of any authorizations or any delay in granting the authorization or renewal could have a significantly negative impact on our business plans, operations and financial results.

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

In addition to the DEA Registration, we are required to maintain State of New Mexico licenses, which are all subject to expirations and renewals. Unless terminated for cause by the DEA, the DEA Registration is effective through July 31, 2024. There is no guarantee, however, that the needed state or federal authorizations will be subsequently renewed upon expiration.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the period from January 1, 2023 through the date hereof, the Company issued the following:

●	On February 1, 2023, we initiated a private placement offering of our common stock, only to accredited or qualified institutional investors, in reliance upon Rule 506, Regulation D promulgated under the Securities Act, pursuant to the U.S. government’s EB-5 immigrant investor program. As of May 22, 2023, we have sold 44,010 shares of common stock at $39.99 per share, receiving proceeds of $1.76 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

*	Filed Herewith

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT GREEN CORPORATION

Date: May 22, 2023	By:	/s/ Seamus McAuley
Seamus McAuley
Chief Executive Officer

Date: May 22, 2023	By:	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer

