Form 10-Q
period 2023-06-30
Bright Green Corp
filed 2023-08-16
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 16, 2023, there were 179,620,858 shares of the registrant’s common stock outstanding and nil shares of the registrant’s preferred shares outstanding.

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

Condensed Financial Statements (Unaudited)

BRIGHT GREEN CORPORATION

June 30, 2023 and 2022

(Expressed in United States Dollars)

BRIGHT GREEN CORPORATION

For the Three Months and Six Months Ended June 30, 2023 and 2022 (Unaudited)

BRIGHT GREEN CORPORATION
Condensed Balance Sheets
As at June 30, 2023 and December 31, 2022
(Expressed in United States Dollars)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$507,445	$414,574
Prepaid expenses and other assets	182,117	77,847
Total current assets	689,562	492,421

Deposits (Notes 5 and 9)	1,109,643	1,157,587
Equity method investment (Note 6)	3,986,019	3,990,960
Property, plant, and equipment (Note 7)	19,100,647	17,146,325
Intangible assets (Note 8)	1,000	1,000

Total assets	$24,886,871	$22,788,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (Note 12)	$5,408,503	$5,033,831
Accrued liabilities (Note 12)	945,911	447,325
Due to others (Note 6)	1,650,000	1,650,000
Due to related party (Note 10)	-	392,194
Total current liabilities	8,004,414	7,523,350

Long-term liabilities
Related party line of credit note (Notes 10 and 12)	3,561,657	3,686,107
Total long-term liabilities	3,561,657	3,686,107

Total liabilities	11,566,071	11,209,457

STOCKHOLDERS’ EQUITY
Common stock; $.0001 par value; 500,000,000 stock authorized; 179,483,020 and 173,304,800 stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively (Note 11)	17,948	17,329
Additional paid-in capital (Note 11)	52,984,109	45,637,328
Accumulated deficit	(39,681,257)	(34,075,821)
Total stockholders’ equity	13,320,800	11,578,836

Total liabilities and stockholders’ equity	$24,886,871	$22,788,293

Going Concern (Note 2)
Commitments (Note 9)
Contingencies (Note 13)
Subsequent events (Note 14)

The accompanying notes are an integral part of the condensed financial statements.

BRIGHT GREEN CORPORATION
Condensed Statements of Operations and Comprehensive Loss (Unaudited)
For the Three Months and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	$-	$-	$-	$-

Expenses

General and administrative expenses	2,827,296	18,986,431	5,282,378	19,520,971
Depreciation	159,210	194,662	316,751	386,468
Total operating expenses	2,986,506	19,181,093	5,599,129	19,907,439

Loss from operations	$(2,986,506)	$(19,181,093)	$(5,599,129)	$(19,907,439)

Other expense

Foreign currency transaction loss	724	-	1,366	-
Total other expense	724	-	1,366	-

Loss before income taxes and equity in net losses of affiliate	$(2,987,230)	$(19,181,093)	$(5,600,495)	$(19,907,439)

Income tax expense	-	-	-	-

Loss before equity in net losses of affiliate	$(2,987,230)	$(19,181,093)	$(5,600,495)	$(19,907,439)

Equity in net losses of affiliate (Note 6)	(4,941)	-	(4,941)	-

Net loss and comprehensive loss	$(2,992,171)	$(19,181,093)	$(5,605,436)	$(19,907,439)

Weighted average common shares outstanding - basic and diluted	176,240,466	158,901,214	174,851,640	158,231,923

Net loss per common share - basic and diluted	$(0.02)	$(0.12)	$(0.03)	$(0.13)

The accompanying notes are an integral part of the condensed financial statements.

BRIGHT GREEN CORPORATION
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

	Three Months and Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity

Balance at March 31, 2023	174,423,810	$17,441	$48,431,116	$(36,689,086)	$11,759,471

Common stock and warrants issued for cash in a private placement, net of issuance costs of $395,250 (Note 11)	3,684,210	368	3,104,382	-	3,104,750
Common stock issued for services (Note 11)	1,375,000	139	1,448,611	-	1,448,750
Net loss	-	-	-	(2,992,171)	(2,992,171)

Balance at June 30, 2023	179,483,020	$17,948	$52,984,109	$(39,681,257)	$13,320,800

Balance at December 31, 2022 (Audited)	173,304,800	$17,329	$45,637,328	$(34,075,821)	$11,578,836

Common stock and warrants issued for cash in a private placement, net of issuance costs of $395,250 (Note 11)	3,684,210	368	3,104,382	-	3,104,750
Warrants exercised for cash (Note 11)	200,000	20	209,980	-	210,000
Common stock issued for a cashless conversion from related party LOC for EB-5 program (Note 11)	22,005	2	879,998	-	880,000
Common stock issued for cash for EB-5 program (Note 11)	22,005	2	879,998	-	880,000
Common stock issued for services (Note 11)	2,250,000	227	2,272,423	-	2,272,650
Net loss	-	-	-	(5,605,436)	(5,605,436)

Balance at June 30, 2023	179,483,020	$17,948	$52,984,109	$(39,681,257)	$13,320,800

	Three Months and Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity

Balance at March 31, 2022	157,557,000	$15,755	$14,668,388	$(7,140,090)	$7,544,053

Common stock issued for cash (Note 11)	300,000	30	2,999,970	-	3,000,000
Common stock issued for services (Note 11)	2,074,490	207	14,595,713	-	14,595,920
Common stock cancelled that was issued for services (Note 11)	(113,000)	(11)	(17,441)	-	(17,452)
Net loss	-	-	-	(19,181,093)	(19,181,093)

Balance at June 30, 2022	159,818,490	$15,981	$32,246,630	$(26,321,183)	$5,941,428

Balance at December 31, 2021 (Audited)	157,544,500	$15,754	$14,618,389	$(6,413,744)	$8,220,399

Common stock issued for cash (Note 11)	312,500	31	3,049,969	-	3,050,000
Common stock issued for services (Note 11)	2,074,490	207	14,595,713	-	14,595,920
Common stock cancelled that was issued for services (Note 11)	(113,000)	(11)	(17,441)	-	(17,452)
Net loss	-	-	-	(19,907,439)	(19,907,439)

Balance at June 30, 2022	159,818,490	$15,981	$32,246,630	$(26,321,183)	$5,941,428

The accompanying notes are an integral part of the condensed financial statements.

BRIGHT GREEN CORPORATION
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

	Six Months Ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,605,436)	$(19,907,439)

Adjustments to reconcile net cash used in operating activities:
Equity in net losses of affiliate	4,941	-
Depreciation	316,751	386,468
Stock-based compensation	2,272,650	14,578,468
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(104,270)	62,700
Accounts payable	374,672	1,252,950
Accrued liabilities	498,586	87,580
Accrued interest	163,356	-
Net cash used in operating activities	(2,078,750)	(3,539,273)

CASH FLOWS FROM INVESTING ACTIVITIES

Deposits	47,944	-
Purchase of property, plant, and equipment	(2,271,073)	(2,614,319)
Net cash used in investing activities	(2,223,129)	(2,614,319)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party line of credit	200,000	2,000,000
Proceeds from issuance of common stock	880,000	3,050,000
Proceeds from issuance of common stock and warrants, issued in private placement, net of issuance costs	3,104,750	-
Proceeds from warrants exercised	210,000	-
Net cash provided by financing activities	4,394,750	5,050,000

NET INCREASE (DECREASE) IN CASH	92,871	(1,103,592)
CASH, BEGINNING OF PERIOD	414,574	1,282,565
CASH, END OF PERIOD	$507,445	$178,973

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfer from due to related party to related party LOC	$392,194	$-
Related party LOC in exchange for common stock for EB-5 program	$(880,000)	$-

The accompanying notes are an integral part of the condensed financial statements.

BRIGHT GREEN CORPORATION
Notes to the Condensed Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

1. Description of Business and Organization

Bright Green Corporation (the “Company,” “our,” “us,” “we,” or “Bright Green”) was incorporated on April 16, 2019, under the Delaware General Corporation Law. The Company’s principal executive office is located in Grants, New Mexico. The Company holds the land, greenhouse and patents required in the growth, production, and research of medicinal plants.

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

On May 21, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor and existing stockholder of the Company for the sale by the Company of (i) 3,684,210 shares of the Company’s common stock, par value $0.0001 per share, and (ii) warrants to purchase up to an aggregate of 3,684,210 shares of the Company’s common stock, in a private placement offering. The combined purchase price of one share and accompanying warrant was $0.95. The shares and the warrants were sold and issued without registration under the Securities Act of 1933, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 of Regulation D promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

The Company is a start-up company at June 30, 2023 and has no revenue.

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

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which the Company filed on April 17, 2023. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023.

BRIGHT GREEN CORPORATION
Notes to the Condensed Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

2.	Going Concern and Basis of Presentation (continued)

For the six months ended June 30, 2023 and 2022, the Company had no revenues from product sales and incurred a net loss of $5,605,436 and $19,907,439, respectively. Net cash used in operations for the six months ended June 30, 2023, and 2022 was $2,078,750 and $3,539,273, respectively. The Company has incurred recurring losses from operations, and as of June 30, 2023, had an accumulated deficit of $39,681,257 (December 31, 2022 – $34,075,821) and had a negative working capital of $7,314,852 (December 31, 2022 – $7,030,929).

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

During the six months ended June 30, 2023, the Company raised $3,104,750 through the issuance of common stock and accompanying warrants to purchase shares of common stock from the Company’s private placement offering in May 2023, $880,000 through common stock issuances from the Company’s EB-5 Program, and $210,000 through the exercise of warrants. The Company also has drawn $200,000 from the Company’s $15,000,000 line of credit from a related party. The Company also had two cashless conversions, the related party line of credit was used to pay in full the related party loan balance of $392,194, and the related party line of credit was paid down $880,000 in exchange for 22,005 shares of the Company’s common stock valued at $39.99 per share according to the Company’s EB-5 Program, leaving available $11.4 million to draw from that credit facility (Note 10). However, there is substantial doubt about the Company’s ability to continue as a going concern due to the necessity to generate positive cash flows from operations and/or obtain additional financing. There is no assurance that the Company will be able to generate positive cash flows from operations or obtain additional financing on terms acceptable to the Company, if at all.

In addition, the Company’s current and future operations are subject to various risks and uncertainties, including but not limited to general economic conditions, competition, and regulatory matters. Accordingly, the Company’s operation plan is predicated on various assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue raising additional financing, and the state of the general economic environment in which the Company operates.

BRIGHT GREEN CORPORATION
Notes to the Condensed Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
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

The condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, the Company does not have any short or long-term contractual purchases with suppliers for future purchases, capital expenditure commitments that cannot be canceled with minimal fees, noncancelable operating leases, or any commitment or contingency that would hinder management’s ability to scale down operations and management expenses until funding is raised.

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

  B. Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property, plant, and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant, and equipment, except land, which is not depreciated, is provided using the declining balance method, or straight-line method, with estimated lives as follows:

BRIGHT GREEN CORPORATION
Notes to the Condensed Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

B.	Property, Plant, and Equipment (continued)

Building and improvement - declining balance method	10 year life
Furniture and fixtures - straight-line method	3 year life

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
For the Three and Six Months Ended June 30, 2023 and 2022
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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of the Company’s cash, other assets, accounts payable, accrued liabilities, due to others, and due to related party approximated their fair values as of June 30, 2023 and December 31, 2022 due to their short-term nature.

   F. Investments Under the Equity Method

When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under U.S. generally accepted accounting principles (“GAAP”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. In addition, the Company may recognize its share of an investee’s earnings based on an estimated amount for the investee’s earnings when the investee’s financial information is not sufficiently timely for the Company’s reporting period.

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
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

  G. Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs totaled $20,333 and $35,857 for the six months ended June 30, 2023 and 2022, respectively.

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
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

  J. Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for how public business enterprises report information about operating segments in the Company’s condensed financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in the United States of America and the Company is a start-up company as at June 30, 2023 and 2022 and has no revenue. The Company’s reportable segments and operating segments will include its growth, production and research of medicinal plants operations.

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
For the Three and Six Months Ended June 30, 2023 and 2022
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

  M. Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB, ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations and comprehensive loss.

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
For the Three and Six Months Ended June 30, 2023 and 2022
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

A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company continues to evaluate certain aspects of the new standard, including those still being revised by the FASB, the new standard does not have a material effect on the Company’s financial statements. As of June 30, 2023, the Company has one month to month lease, whereas the new standard does not apply.

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

BRIGHT GREEN CORPORATION
Notes to the Condensed Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

4. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $271,268 and $187,821 in excess of the FDIC insured limit at June 30, 2023 and December 31, 2022, respectively.

5. Deposits

As of December 31, 2022, deposits were comprised of one down payment for a construction of equipment contract for which the Company had not yet taken title and one down payment for a construction contract for which the work had not started. As of June 30, 2023, the Company has still not taken title of the equipment and the construction contract was completed (Note 9).

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

The Secondary SPA provides that, as of the date thereof, the authorized shares of Alterola consist of 2,000,000,000 shares of common stock, $0.001 par value, of which 807,047,948 shares are issued and outstanding. The Sellers Transferred Shares consisted of, in aggregate, 201,761,982 shares of Common Stock, which were sold to Bright Green for a purchase price of $3,999,999, pursuant to the payment schedule set forth in the Secondary SPA. As of June 30, 2023 and December 31, 2022, the Company has a liability to the Sellers of $1,650,000, which is in default at June 30, 2023. The Company is currently negotiating a new agreement with the Sellers to resolve the issue. The liability is not interest bearing and not secured. Following the receipt of each installment payment, the Sellers agreed to loan to Alterola the proceeds such Seller received from the foregoing sale of its Transferred Shares, pursuant to a loan agreement.

The Sellers held 67% of Alterola’s total outstanding shares prior to the closing of the Secondary SPA. As a result of this transaction, Bright Green obtained ownership or voting power of approximately 25% of the total outstanding shares of Alterola.

BRIGHT GREEN CORPORATION
Notes to the Condensed Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
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

Due to an inability to timely obtain the June 30, 2023’s financial information for Alterola, the following table provides summarized balance sheet information available for Alterola as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Current assets	$237,184	$192,011
Non-current assets	12,139,779	12,018,147
Current Liabilities	2,127,103	1,822,696
Non-current liabilities	154,313	151,255
Equity	$10,095,547	$10,236,207

Due to an inability to timely obtain the June 30, 2023’s financial information for Alterola, the following table provides summarized income statement information available for Alterola for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022

Total revenues	$-	$-
Net loss	$19,766	$3,257,819

BRIGHT GREEN CORPORATION
Notes to the Condensed Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

6.	Equity Method Investment in Alterola (continued)

The Company’s ownership percentage of 25% of Alterola allows the Company to have significant influence over the operations and decision-making at Alterola. Accordingly, the investment is accounted for as an equity method investment. Since the June 30, 2023 financial results of Alterola will not be available until the third quarter of 2023, the Company will recognize its share of net loss from its investment in Alterola on a three-month lag and will adjust for any known significant changes from the lag period to the reporting date of the Company. The Company’s share of net loss from its investment in Alterola was $4,941 for the three months ended March 31, 2023. As at June 30, 2023, there were no significant changes to disclose.

On April 4, 2023, the Company announced its intention to acquire the remaining issued and outstanding common stock of Alterola. However, as of June 30, 2023, the Company is currently negotiating a new agreement with the Sellers.

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

As of December 31, 2022, the value of the option was impaired to $nil to reflect the likelihood that the option would be exercised according to the terms set forth. At June 30, 2023, the option has expired.

7. Property, Plant, and Equipment

The Company owns an expansive 22-acre modern Dutch “Venlo style” glass greenhouse situated on 70 acres in Grants, New Mexico. It is being retrofitted for growing, processing and distribution of medicinal plants, including Marijuana, for medical researchers licensed by the Drug Enforcement Administration.

Property, plant, and equipment at June 30, 2023 and December 31, 2022, consisted of the following:

	June 30, 2023	December 31, 2022
Furniture and fixtures	$88,690	$88,690
Land	260,000	260,000
Construction in progress	13,007,342	10,736,269
Building and improvement	8,883,851	8,883,851
	22,239,883	19,968,810
Accumulated depreciation	(3,139,236)	(2,822,485)
Net property, plant, and equipment	$19,100,647	$17,146,325

BRIGHT GREEN CORPORATION
Notes to the Condensed Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

7.	Property, Plant, and Equipment (continued)

The amount of interest costs capitalized and included in construction in progress totaled $269,473 and $106,117 as at June 30, 2023 and December 31, 2022, respectively (Note 10).

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

As of December 31, 2022, the Company notified the two land owners of the Company’s intention to exercise the two Real Estate Option Agreements. The Company is in the process of negotiating final terms of the two acquisitions. As of June 30, 2023, the acquisitions have not been completed.

8. Intangible Assets

Intangible assets at June 30, 2023 and December 31, 2022, consisted of the following:

	June 30, 2023	December 31, 2022
Licenses	$1,000	$1,000
Accumulated amortization	-	-
Net intangible assets	$1,000	$1,000

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
For the Three and Six Months Ended June 30, 2023 and 2022
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

As of June 30, 2023, the Lender has funded the Company $5,783,250 (December 31, 2022  ̶  $5,191,057), with the Company paying back $2,491,066 (December 31, 2022  ̶  $1,611,067) of those funds. As of June 30, 2023, there was accrued interest of $269,473 (December 31, 2022  ̶  $106,117). The funds have been used for the construction in progress and interest expense of $269,473 (December 31, 2022  ̶  $106,117) has been capitalized (Note 7).

On February 1, 2023, through a cashless conversion, the related party line of credit note was used to pay in full the related party loan balance of $392,194.

On February 6, 2023, through a cashless conversion, the related party line of credit note was paid down $880,000 in exchange for an $880,000 investment for 22,005 shares of the Company’s common stock valued at $39.99 per share pursuant to the Company’s EB-5 Program (Note 11).

On March 14, 2023, the Company drew an additional $200,000 on the related party line of credit note.

11. Stockholders’ Equity

The Company has authorized 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2023, and December 31, 2022, there were 179,483,020 and 173,304,800, respectively, of common shares issued and outstanding. The Company has not issued any preferred shares to date.

BRIGHT GREEN CORPORATION
Notes to the Condensed Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

11.	Stockholders’ Equity (continued)

During the six months ended June 30, 2023, the Company issued the following:

-	200,000 warrants exercised in exchange for 200,000 shares of common stock issued for cash at $1.05 per share, to one accredited investor in February 2023;

-	22,005 shares of common stock issued at $39.99 per share, to a member of the Board in February 2023, through a cashless conversion; the related party line of credit note was paid down $880,000 in exchange for an $880,000 investment, pursuant to the Company’s EB-5 Program (Note 10);

-	22,005 shares of common stock issued at $39.99 per share, to one accredited investor in March 2023, pursuant to the Company’s EB-5 Program;

-	875,000 shares of common stock for services rendered, at a fair value of $0.9416 per share, to the Company’s Executive Chairman, in March 2023 (Note 12);

-	500,000 shares of common stock for services rendered, at a fair value of $1.13 per share, to the Company’s Chief Executive Officer, in May 2023 (Note 12);

-	3,684,210 shares of common stock and warrants to purchase up to an aggregate of 3,684,210 shares of common stock, at a combined purchase price of $0.95 per share and accompanying warrant, in a private placement offering, in May 2023 (the “May 2023 Private Placement”); and

-	875,000 shares of common stock for services rendered, at a fair value of $1.01 per share, to the Company’s Executive Chairman, in June 2023 (Note 12).

Private Placement Offerings

September 2022 Private Placement

On September 7, 2022, the Company entered into a Securities Purchase Agreement with investors for the sale by the Company of 9,523,810 shares of common stock and warrants to purchase up to an aggregate of 9,523,810 shares of common stock. The combined purchase price of one share and the accompanying warrant (“September 2022 Warrants”) was $1.05. Subject to certain ownership limitations, the September 2022 Warrants are exercisable immediately after issuance at an exercise price equal to $1.05 per share of Common Stock, subject to adjustments as provided under the terms of the September 2022 Warrants. The September 2022 Warrants have a term of five years from the date of issuance. The September 2022 Private Placement closed on September 12, 2022. The Company received gross proceeds of approximately $10 million before deducting transaction-related fees and expenses payable by the Company. As of June 30, 2023, 200,000 of the September 2022 Warrants have been redeemed for $210,000.

BRIGHT GREEN CORPORATION
Notes to the Condensed Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

11.	Stockholders’ Equity (continued)

In connection with the September 2023 Private Placement, the Company entered into a Registration Rights Agreement with the investors. The Company’s registration statement on Form S-1 to register the securities issued in the September 2022 Private Placement went effective on September 21, 2022.

Transaction costs incurred related to the September 2022 Private Placement include the following: (i) placement agent fees of $800,000, (ii) legal expenses of $55,617, and (iii) escrow agent expenses of $7,650.

May 2023 Private Placement

On May 21, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor and existing stockholder of the Company. The combined purchase price of one share and the accompanying warrant (“May 2023 Warrants”) was $0.95. Subject to certain ownership limitations, the May 2023 Warrants are exercisable immediately after issuance at an exercise price equal to $0.95 per share of Common Stock, subject to adjustments as provided under the terms of the May 2023 Warrants. The May 2023 Warrants have a term of five years from the date of issuance. The May 2023 Private Placement closed on May 24, 2023. The Company received gross proceeds of approximately $3.5 million before deducting transaction related fees and expenses payable by the Company.

In connection with the May 2023 Private Placement, the Company entered into a Registration Rights Agreement with the investor. The Company’s registration statement on Form S-3 to register the securities issued in the May 2023 Private Placement went effective on June 5, 2023.

Transaction costs incurred related to the May 2023 Private Placement include the following: (i) placement agent fees of $316,850, and (ii) legal expenses of $78,400.

Warrants

September 2022 Warrants

In the Company’s September 2022 Private Placement, Warrants to purchase up to 9,523,810 shares of Common Stock were issued (“September 2022 Warrants”). The September 2022 Warrants were initially exercisable at a price of $1.05 per share, subject to adjustment as set forth in the September 2022 Warrants, at any time after September 12, 2022 and will expire on September 13, 2027. In connection with the May 2023 Private Placement, the exercise price of the September 2022 Warrants issued in the September 2022 Private Placement was reduced to $0.95 per share.

BRIGHT GREEN CORPORATION
Notes to the Condensed Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

11.	Stockholders’ Equity (continued)

The fair value of the September 2022 Warrants immediately prior to the modification was $7,399,000, and the fair value of the September 2022 Warrants immediately after the modification was $6,901,000, representing a decrease in fair value of $498,000. In accordance with ASU 2021-04, as the modification was a result of issuing equity and there was no increase in fair value, the Company accounted for the adjustment as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $nil).

May 2023 Warrants

In the Company’s May 2023 Private Placement, Warrants to purchase up to 3,684,210 shares of Common Stock were issued (“May 2023 Warrants”). The fair value of the May 2023 Warrants was determined utilizing a Black Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.78, exercise price of $0.95, term of five years, volatility of 165.0%, risk-free rate of 3.8%, and dividend rate of 0.0%). The grant date fair value of the May 2023 Warrants was estimated to be $1.6 million on May 24, 2024 and is reflected within additional paid-in capital as of June 30, 2023.

During the six months ended June 30, 2022, the Company issued the following:

-	12,500 shares of common stock at a purchase price of $4.00 per share, for gross cash proceeds of $50,000, to one accredited investor in January 2022;

-	500,000 shares of common stock for services rendered, at a fair value of $4.00 per share determined using the per share purchase price of the latest $4.00 private placement Round, to the Chief Financial Officer of the Company, in April 2022;

-	1,574,490 shares of common stock for services rendered, at a fair value of $8.00 per share determined using the per share purchase price of the latest $8.00 private placement Round, to six consultants in April 2022;

-	5,000 shares of common stock that were issued in January 2021 to a director of the Company, for services valued at $2.00 per share determined using the per share purchase price of the $2.00 Round, were canceled in April 2022;

-	300,000 shares of common stock at a purchase price of $10.00 per share, for gross cash proceeds of $3,000,000, to two accredited investors in May 2022; and

-	108,000 shares of common stock that were issued in June 2019 to a consultant of the Company, for services valued at $0.069 per share determined using an asset approach, were canceled in June 2022.

BRIGHT GREEN CORPORATION
Notes to the Condensed Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Expressed in United States Dollars)

12. Related Party Transactions

Other than the transactions disclosed elsewhere in the condensed financial statements, the following are the other significant related party transactions and balances:

Included in common stock issued for services during the six months ended June 30, 2023, were 1,750,000 shares of common stock issued to the Executive Chairman of the Company (Note 11).

Included in common stock issued for services during the six months ended June 30, 2023, were 500,000 shares of common stock issued to the Chief Executive Officer of the Company (Note 11).

At June 30, 2023, $800,000 was due to the Company’s former interim Chief Executive Officer, who is also the Company’s Executive Chairman. The amount, which includes $750,000 in accrued bonus, is included in accrued liabilities in the condensed balance sheet. The accrued bonus is expected to be paid in the first quarter of 2024 and is subject to Board of Director approvals.

At June 30, 2023, $75,000 was due to the Company’s Chief Executive Officer. The amount is included in accrued liabilities in the condensed balance sheet.

At June 30, 2023, $23,201 was due to a company majority owned by the Company’s Chief Executive Officer. The amount is included in accounts payable in the condensed balance sheets.

At June 30, 2023, $24,480 was due to a company wholly owned by the Company’s Chief Financial Officer, who also is a shareholder. The amount is included in accounts payable in the condensed balance sheet.

At June 30, 2023, the outstanding balance on the related party line of credit note of $3,561,657 was due to a Lender, who is a member of the Board (Note 10). The amount is included in the related party line of credit note in the condensed balance sheet.

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

Bright Green Corporation v. Jerry Capussi, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company and defendant, a former consultant of Sunnyland Farms Inc., an entity unrelated to the Company, have each filed claims for declaratory judgment seeking to determine by court order whether defendant is entitled to (i) shares of common stock in the Company (amounting to no more than 108,000 shares) or (ii) fair market value of defendant’s equity ownership of Bright Green Grown Innovation LLC. The lawsuit is in early discovery stages, and the Company is preparing arguments for a summary judgment motion. There are no claims for specific monetary liability against either party.

14. Subsequent Events

The Company’s management has evaluated the subsequent events up to August 16, 2023, the date the financial statements were issued, pursuant to the requirements of ASC 855, and has determined that the following constitute material subsequent events:

On July 31, 2023, the Company issued 137,838 shares to a consultant for professional services, pursuant to the terms of a consulting services agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report, our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and other periodic reports filed with the Securities and Exchange Commission (the “SEC”) for discussions of forward-looking statements and factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis, and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Bright Green Corporation (“Company”, “BGC”, “Bright Green”, “we”, “us”, or “our”) is a first-mover in the U.S. federally-authorized cannabis space. BGC is one of a few companies who have received from the U.S. Drug Enforcement Administration (the “DEA”), a federal controlled substances registration for the bulk manufacturing of cannabis under DEA Registration No. RB0649383 (the “DEA Registration”), which allows the Company to produce federally legal cannabis, cannabis extracts, and tetrahydrocannabinol in the U.S. We received the DEA Registration on April 28, 2023, pursuant to the Memorandum of Agreement (the “MOA”) with the DEA entered into on April 27, 2023, which replaced the 2021 Memorandum of Agreement (the “2021 MOA”) (DEA Document Control Number W20078135E).

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

Recent Developments

None.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2023 and June 30, 2022.

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

Three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022.

Revenue:

We are a start-up company and have not generated any revenues for the three and six months ended June 30, 2023 and 2022. We can provide no assurance that we will generate sufficient revenues from our intended business operations to sustain a viable business operation.

Operating Expenses:

We incurred operating expenses in the amount of $2,986,506 for the three months ended June 30, 2023, as compared with $19,181,093 for the same period ended 2022. We incurred operating expenses in the amount of $5,599,129 for the six months ended June 30, 2023, as compared with $19,907,439 for the same period ended 2022. Our operating expenses for all periods consisted entirely of general and administrative expenses and depreciation. The detail by major category within general and administrative expenses for the three and six months ended June 30, 2023 and 2022 is reflected in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Stock-based compensation	$1,448,750	$14,578,468	$2,272,650	$14,578,468
Professional fees	720,478	4,069,967	1,646,571	4,532,173
Officer salaries	464,549	-	945,306	-
Other expenses	118,360	88,370	241,893	99,435
Insurance	37,405	33,602	78,311	46,903
Travel	23,201	120,691	63,016	132,337
Property taxes	14,528	14,498	29,056	28,997
Licenses	25	70,335	5,575	81,658
Land option	-	10,500	-	21,000
Total general and administrative expenses	$2,827,296	$18,986,431	$5,282,378	$19,520,971
Depreciation	159,210	194,662	316,751	386,468
Total operating expenses	$2,986,506	$19,181,093	$5,599,129	$19,907,439

The decrease of $16,159,135 and $14,238,593 in our general and administrative expenses for the three and six months ended June 30, 2023, respectively, versus the same periods ended 2022 is largely the result of decreased spending on stock-based compensation to executives and professional fees associated with the Direct Listing.

We expect our general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Liquidity and Capital Resources

As of June 30, 2023, the Company had cash of $507,445 compared to $414,574 as of December 31, 2022. The increase of $92,871 in cash was mainly by cash received from the sales of units of $3,104,750, $880,000 through the sales of common stock from the Company’s EB-5 Program, $210,000 from the exercise of warrants, and $200,000 from a draw on the line of credit. This was partly offset by the use of funds for the construction in progress, deposits for equipment, and the costs associated with the Company’s SEC filings. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities, an advance from a director, and draws on the line of credit provided by a Director of the Company. As of June 30, 2023, the Company had a total stockholders’ equity of $13,320,800 (December 31, 2022 - $11,578,836).

The Company is in its initial stages to start building facilities to grow, research and distribute medical plants. The Company has incurred recurring losses from operations, and as of June 30, 2023, had an accumulated deficit of $39,681,257 (December 31, 2022 - $34,075,821), and a negative working capital of $7,314,852 (December 31, 2022 – $7,030,929). The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the condensed financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. During the three months ended June 30, 2023, the Company raised $3,104,750 through unit issuances. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors or credit facilities in a timely manner, the Company will explore available options, including but not limited to, an equity backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2023.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 3 “Summary of Significant Accounting Policies,” in the Company’s condensed financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, no material changes were made to the Company’s significant accounting policies.

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

Under the supervision and with the participation of our management, including our former Interim Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material error in our annual or interim financial statements will not be prevented or detected on a timely basis. In Management’s Report on Internal Control over Financial Reporting included in our quarterly report on Form 10-Q for the quarter ended June 30, 2022, (the “Original June Report”) filed with the SEC on August 12, 2022, our management previously concluded that we maintained effective internal control over financial reporting as of June 30, 2022. On August 16, 2022, management determined that we made certain errors related to the fair value recorded for shares issued for services rendered in June 2022. The fair value of such shares is $8.00 per share but was recorded as $4.00 per share in the Original June Report. As a result, we determined that there were material errors in the financial information that required an amendment to our Original June Report (the “June Amendment”). With this error being corrected in the June Amendment filed with the SEC on August 19, 2022, net loss increased by $6,297,960. We have strengthened our review controls around the issuance of shares of common stock and the recording of the associated expense by adding an additional reviewer to the review process. The Company continues to evaluate and implement procedures as deemed appropriate to enhance our disclosure controls.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period ended June 30, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An investment in our securities involves a high degree of risk, including those risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which we encourage you to review. There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 22, 2023. If any of these risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment in our securities. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this Quarterly Report on Form 10-Q, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” for more information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the period from April 1, 2023 through the date hereof, the Company issued the following:

●	3,684,210 shares of common stock and warrants to purchase up to an aggregate of 3,684,210 shares of common stock, at a combined purchase price of $0.95 per share of common stock and accompanying warrant, in a private placement offering, to one accredited investor.

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

Given the timing of events, the following information is included in this Form 10-Q pursuant to Item 5.02 of Form 8-K “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” in lieu of filing a Form 8-K:

Our Chief Executive Officer, Seamus McAuley, has taken a brief medical leave of absence. Mr. McAuley’s temporary leave of absence is due to health reasons and required medical treatment and not any disagreement with us on any matter related to our operations, policies or practices. As of the filing date of this Quarterly Report on Form 10-Q, Mr. McAuley remains on a medical leave of absence. As resolved by the Company’s board of directors on August 14, 2023, Terry Rafih, the Company’s Executive Chairman, has been named acting Principal Executive Officer and has assumed all of Mr. McAuley’s authority and responsibilities with respect to such role, until Mr. McAuley returns from his temporary leave of absence. Mr. Rafih’s compensation as Executive Chairman of the Company shall remain unchanged.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2023.
10.1	Memorandum of Agreement, dated April 27, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023.
10.2	Addendum to Memorandum of Agreement, dated April 27, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023.
10.1#	Securities Purchase Agreement dated May 21, 2023, by and between the Company and the purchasers thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2023.
10.2	Registration Rights Agreement dated May 24, 2023, by and between the Company and the purchasers thereto, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2023.
10.3	Placement Agency Agreement dated May 21, 2023 by and between the Company and EF Hutton, division of Benchmark Investments, LLC, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2023.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

# Certain schedules and exhibits have been omitted pursuant to Item 601(A)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

* Filed herewith.

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

BRIGHT GREEN CORPORATION

Date: August 16, 2023	By:	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer

