Form 10-Q
period 2023-09-30
Bright Green Corp
filed 2023-11-20
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 183,883,818 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as at September 30, 2023 (unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months and nine months ended September 30, 2023 and 2022	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2023 and 2022	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022	7
	Notes to the Condensed Consolidated Financial Statements (unaudited)	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	32
Item 1A	Risk Factors	32
Item 2	Unregistered Sales of Equity Securities	33
Item 3	Defaults Upon Senior Securities	33
Item 4	Mine Safety Disclosures	33
Item 5	Other Information	33
Item 6	Exhibits	33

Signatures		34

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

Condensed Consolidated Financial Statements (Unaudited)

BRIGHT GREEN CORPORATION

September 30, 2023 and 2022

(Expressed in United States Dollars)

1

BRIGHT GREEN CORPORATION

For the Three Months and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

BRIGHT GREEN CORPORATION

Condensed Consolidated Balance Sheets

As at September 30, 2023 and December 31, 2022

(Expressed in United States Dollars)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$121,724	$414,574
Prepaid expenses and other assets	156,721	77,847
Total current assets	278,445	492,421

Deposits (Notes 5 and 9)	1,109,643	1,157,587
Equity method investment (Note 6)	3,806,310	3,990,960
Property, plant, and equipment (Note 7)	19,142,289	17,146,325
Intangible assets (Note 8)	1,000	1,000

Total assets	$24,337,687	$22,788,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (Note 12)	$5,928,896	$5,033,831
Accrued liabilities (Note 12)	1,146,191	447,325
Due to others (Note 6)	1,650,000	1,650,000
Due to related party (Note 10)	-	392,194
Total current liabilities	8,725,087	7,523,350

Long-term liabilities
Related party line of credit note (Notes 10 and 11)	-	3,686,107
Total long-term liabilities	-	3,686,107

Total liabilities	8,725,087	11,209,457

STOCKHOLDERS’ EQUITY
Common stock; $.0001 par value; 500,000,000 stock authorized;
183,883,818 and 173,304,800 stock issued and outstanding at
September 30, 2023 and December 31, 2022, respectively (Note 11)	18,388	17,329
Additional paid-in capital (Note 11)	57,266,711	45,637,328
Accumulated deficit	(41,672,499)	(34,075,821)
Total stockholders’ equity	15,612,600	11,578,836

Total liabilities and stockholders’ equity	$24,337,687	$22,788,293

Going Concern and Basis of Presentation (Note 2)
Commitments (Note 9)
Contingencies (Note 13)
Subsequent events (Note 14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$-	$-	$-	$-

Expenses

General and administrative expenses	1,650,655	5,636,736	6,933,033	25,157,707
Depreciation	160,878	140,281	477,629	526,749
Total operating expenses	1,811,533	5,777,017	7,410,662	25,684,456

Loss from operations	$(1,811,533)	$(5,777,017)	$(7,410,662)	$(25,684,456)

Other expense

Foreign currency transaction loss	-	-	1,366	-
Total other expense	-	-	1,366	-

Loss before income taxes and equity in net losses of affiliate	$(1,811,533)	$(5,777,017)	$(7,412,028)	$(25,684,456)

Income tax expense	-	-	-	-

Loss before equity in net losses of affiliate	$(1,811,533)	$(5,777,017)	$(7,412,028)	$(25,684,456)

Equity in net losses of affiliate (Note 6)	(179,709)	-	(184,650)	-

Net loss and comprehensive loss	$(1,991,242)	$(5,777,017)	$(7,596,678)	$(25,684,456)

Weighted average common shares outstanding - basic and diluted	180,587,574	161,681,844	176,784,628	159,394,535

Net loss per common share - basic and diluted	$(0.01)	$(0.04)	$(0.04)	$(0.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

	Three Months and Nine Months Ended September 30, 2023
			Common	Additional		Total
	Common Stock		Stock to	paid-in	Accumulated	stockholders’
	Shares	Amount	be issued	capital	deficit	equity

Balance at June 30, 2023	179,483,020	$17,948	$-	$52,984,109	$(39,681,257)	$13,320,800

Common stock and warrants issued for a cashless conversion of related party LOC, net of issuance costs of $10,000 (Note 11)	2,827,960	283	-	3,609,506	-	3,609,789
Common stock issued for services (Note 11)	1,572,838	157	-	673,096	-	673,253
Net loss	-	-	-	-	(1,991,242)	(1,991,242)

Balance at September 30, 2023	183,883,818	$18,388	$-	$57,266,711	$(41,672,499)	$15,612,600

Balance at December 31, 2022 (Audited)	173,304,800	$17,329	$-	$45,637,328	$(34,075,821)	$11,578,836

Common stock and warrants issued for cash in a private placement, net of issuance costs of $395,250 (Note 11)	3,684,210	368	-	3,104,382	-	3,104,750
Warrants exercised for cash (Note 11)	200,000	20	-	209,980	-	210,000
Common stock issued for a cashless conversion from related party LOC for EB-5 program (Note 11)	22,005	2	-	879,998	-	880,000
Common stock and warrants issued for a cashless conversion of related party LOC, net of issuance costs of $10,000 (Note 11)	2,827,960	283	-	3,609,506	-	3,609,789
Common stock issued for cash for EB-5 program (Note 11)	22,005	2	-	879,998	-	880,000
Common stock issued for services (Note 11)	3,822,838	384	-	2,945,519	-	2,945,903
Net loss	-	-	-	-	(7,596,678)	(7,596,678)

Balance at September 30, 2023	183,883,818	$18,388	$-	$57,266,711	$(41,672,499)	$15,612,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

	Three Months and Nine Months Ended September 30, 2022
			Common	Additional		Total
	Common Stock		Stock to be	paid-in	Accumulated	stockholders’
	Shares	Amount	issued	capital	deficit	equity
Balance at June 30, 2022	159,818,490	$15,981	$-	$32,246,630	$(26,321,183)	$5,941,428

Common stock and warrants issued for cash in private placement, net of issuance costs of $863,267 (Note 11)	9,523,810	952	-	9,135,781	-	9,136,733
Common stock to be issued for services (Note 11)	-	-	3,844,500	-	-	3,844,500
Net loss	-	-	-	-	(5,777,017)	(5,777,017)

Balance at September 30, 2022	169,342,300	$16,933	$3,844,500	$41,382,411	$(32,098,200)	$13,145,644

Balance at December 31, 2021 (Audited)	157,544,500	$15,754	$-	$14,618,389	$(6,413,744)	$8,220,399

Common stock issued for cash (Note 11)	312,500	31	-	3,049,969	-	3,050,000
Common stock and warrants issued for cash in private placement, net of issuance costs of $863,267 (Note 11)	9,523,810	952	-	9,135,781	-	9,136,733
Common stock issued for services (Note 11)	2,074,490	207	-	14,595,713	-	14,595,920
Common stock to be issued for services (Note 11)	-	-	3,844,500	-	-	3,844,500
Common stock cancelled that was issued for services (Note 11)	(113,000)	(11)	-	(17,441)	-	(17,452)
Net loss	-	-	-	-	(25,684,456)	(25,684,456)

Balance at September 30, 2022	169,342,300	$16,933	$3,844,500	$41,382,411	$(32,098,200)	$13,145,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

	Nine Months Ended
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,596,678)	$(25,684,456)

Adjustments to reconcile net cash used in operating activities:
Equity in net losses of affiliate	184,650	-
Depreciation	477,629	526,749
Stock-based compensation	2,945,903	18,422,968
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(78,874)	77,632
Accounts payable	895,065	1,898,070
Accrued liabilities	698,866	361,065
Accrued interest	-	54,507
Net cash used in operating activities	(2,473,439)	(4,343,465)

CASH FLOWS FROM INVESTING ACTIVITIES

Deposits	-	(1,427,973)
Purchase of property, plant, and equipment	(2,204,161)	(5,615,393)
Net cash used in investing activities	(2,204,161)	(7,043,366)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party line of credit	200,000	3,491,057
Payments to related party line of credit	-	(1,511,067)
Proceeds from issuance of common stock	880,000	3,050,000
Proceeds from issuance of common stock and warrants, issued in private placement, net of issuance costs	3,104,750	9,136,733
Payments to issuance costs for issuance of common stock and warrants, issued in cashless conversion of related party line of credit	(10,000)	-
Proceeds from warrants exercised	210,000	-
Net cash provided by financing activities	4,384,750	14,166,723

NET (DECREASE) INCREASE IN CASH	(292,850)	2,779,892
CASH, BEGINNING OF PERIOD	414,574	1,282,565
CASH, END OF PERIOD	$121,724	$4,062,457

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfer from due to related party to related party LOC	$392,194	$-
Related party LOC in exchange for common stock for EB-5 program	$(880,000)	$-
Related party LOC in exchange for common stock and warrants	$(3,619,789)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

1. Description of Business and Organization

Bright Green Corporation was incorporated on April 16, 2019, under the Delaware General Corporation Law. The Company’s principal executive office is located in Grants, New Mexico. The Company holds the land, greenhouse and patents required in the growth, production, and research of medicinal plants. When used herein, the terms the “Company,” “our,” “us,” “we,” or “Bright Green” refers to Bright Green Corporation and its consolidated subsidiary.

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

On February 1, 2023, the Company initiated a private placement offering of common stock, only to accredited or qualified institutional investors, in reliance upon Rule 506, Regulation D promulgated under the Securities Act, pursuant to the U.S. government’s EB-5 immigrant investor program. Under the EB-5 Program, the Company may issue up to an aggregate of 12,609,152 shares of common stock at $39.99 per share.

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

On September 20, 2023, the Company formed Regional Center Bright Green, LLC (“RCBG”). RCBG is a wholly-owned subsidiary of the Company and is registered as a limited liability company in New Mexico. RCBG was created to assist foreign investors in obtaining permanent residency in the United States by investing in U.S. businesses, while adhering to the EB-5 Immigrant Investor Program guidelines. As of September 30, 2023, the subsidiary was not yet operational.

The Company is a start-up company at September 30, 2023 and has no revenue.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

2. Going Concern and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cashflows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP were omitted pursuant to such rules and regulations.

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and 2021, which the Company filed on April 17, 2023. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023.

For the nine months ended September 30, 2023 and 2022, the Company had no revenues from product sales and incurred a net loss of $7,596,678 and $25,684,456, respectively. Net cash used in operations for the nine months ended September 30, 2023, and 2022 was $2,473,439 and $4,343,465, respectively. The Company has incurred recurring losses from operations, and as of September 30, 2023, had an accumulated deficit of $41,672,499 (December 31, 2022 – $34,075,821) and had a negative working capital of $8,446,642 (December 31, 2022 – $7,030,929).

The Company is in its initial stages of building facilities to grow, research, and distribute medical plants. The Company has historically financed its operations through the sale of equity securities and debt financing. The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the condensed consolidated financial statements were authorized to be issued. Therefore, the Company’s continued existence depends on its ability to continue executing its operating plan and obtaining additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan.

During the nine months ended September 30, 2023, the Company raised $3,104,750 through the issuance of common stock and accompanying warrants to purchase shares of common stock from the Company’s private placement offering in May 2023, $880,000 through common stock issuances from the Company’s EB-5 Program, and $210,000 through the exercise of warrants. The Company has drawn $200,000 from the Company’s $15 million related party line of credit. The related party line of credit which was used to pay in full the related party loan balance of $392,194. The related party line of credit was paid down $880,000 in exchange for 22,005 shares of the Company’s common stock valued at $39.99 per share pursuant to the Company’s EB-5 Program, and the related party line of credit was paid in full $3,619,789 in exchange for 2,827,960 shares of the Company’s common stock and accompanying warrants to purchase shares of common stock, leaving available $15 million to draw from that credit facility (Note 10). However, there is substantial doubt about the Company’s ability to continue as a going concern due to the necessity to generate positive cash flows from operations and/or obtain additional financing. There is no assurance that the Company will be able to generate positive cash flows from operations or obtain additional financing on terms acceptable to the Company, if at all.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

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

These risks and uncertainties may have a material adverse effect on the Company’s financial condition and operating results. Management has taken actions to address the Company’s liquidity needs, including managing expenses, developing pathways to revenue, and pursuing additional financing, such as the EB-5 Program announced on February 1, 2023. However, there can be no assurance that such actions will be sufficient to enable the Company to continue as a going concern. There can be no assurance that these assumptions will prove accurate in all material respects or that the Company will be able to successfully execute its operating plan.

The condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, the Company does not have any short or long-term contractual purchases with suppliers for future purchases, capital expenditure commitments that cannot be canceled with minimal fees, noncancelable operating leases, or any commitment or contingency that would hinder management’s ability to scale down operations and management expenses until funding is raised.

The Company’s ability to continue as a going concern is dependent upon the outcome of the matters described above. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

This disclosure is intended to inform users of the condensed consolidated financial statements about the Company’s current financial condition and its ability to continue as a going concern. The Company will continue to monitor its liquidity position and take appropriate actions as necessary to address any potential going concern issues.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies

A. Basis of Measurement

The condensed consolidated financial statements of the Company have been prepared on a historical cost basis except as indicated otherwise.

B. Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Regional Center Bright Green, LLC. Intercompany transactions and balances have been eliminated upon consolidation.

C. Property, Plant, and Equipment

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

D. Long-lived Assets

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

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

F. Fair Value of Financial Instruments

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of the Company’s cash, other assets, accounts payable, accrued liabilities, due to others, and due to related party approximated their fair values as of September 30, 2023 and December 31, 2022 due to their short-term nature.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

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

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the condensed consolidated statement of operations and comprehensive loss each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s condensed consolidated balance sheets.

H. Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs totaled $33,596 and $67,405 for the nine months ended September 30, 2023 and 2022, respectively.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

I. Income Taxes

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

J. Basic and Diluted Earnings (Loss) per share

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

K. Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for how public business enterprises report information about operating segments in the Company’s condensed consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in the United States of America and the Company is a start-up company as at September 30, 2023 and 2022 and has no revenue. The Company’s reportable segments and operating segments will include its growth, production and research of medicinal plants operations.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

L. Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to valuation allowance for deferred tax assets, valuation of warrants and stock-based compensation, going concern assessment, and assignment of the useful lives of property, plant, and equipment. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

M. Stock-based Compensation

The Company accounts for stock-based payments in accordance with the provision of ASC 718, which requires that all stock-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the condensed consolidated statements of operations and comprehensive loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to stock-based awards is recognized over the requisite service period, which is generally the vesting period.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

N. Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB, ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each condensed consolidated balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and comprehensive loss.

O. Recently Adopted Accounting Standards

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options,” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU is effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU No. 2021-04 on January 1, 2022 did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

O. Recently Adopted Accounting Standards (continued)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which changes the fair value measurement disclosure requirements of ASC 820. This update was effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Effective October 4, 2022, the Company adopted FASB guidance on the recognition and measurement of financial instruments (Note 6).

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the statement of financial position for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of activities. The new standard became effective for public business entities on January 1, 2019, with early adoption permitted. The new standard became effective for the Company on May 17, 2022, the date the Company became a public entity. The Company adopted this accounting policy as of May 17, 2022. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company continues to evaluate certain aspects of the new standard, including those still being revised by the FASB, the new standard does not have a material effect on the Company’s condensed consolidated financial statements. As of September 30, 2023, the Company has one month to month lease, whereas the new standard does not apply.

P. Recently Issued but Not Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the Company’s condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $nil and $187,821 in excess of the FDIC insured limit at September 30, 2023 and December 31, 2022, respectively.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

5. Deposits

As of December 31, 2022, deposits were comprised of one down payment for a construction of equipment contract for which the Company had not yet taken title and one down payment for a construction contract for which the work had not started. As of September 30, 2023, the Company has still not taken title of the equipment and the construction contract was completed (Note 9).

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

The Secondary SPA provides that, as of the date thereof, the authorized shares of Alterola consist of 2,000,000,000 shares of common stock, $0.001 par value, of which 807,047,948 shares are issued and outstanding. The Sellers Transferred Shares consisted of, in aggregate, 201,761,982 shares of Common Stock, which were sold to Bright Green for a purchase price of $3,999,999, pursuant to the payment schedule set forth in the Secondary SPA. As of September 30, 2023 and December 31, 2022, the Company has a liability to the Sellers of $1,650,000, which is in default at September 30, 2023. The Company is currently negotiating a new agreement with the Sellers to resolve the issue. The liability is not interest bearing and not secured. Following the receipt of each installment payment, the Sellers agreed to loan to Alterola the proceeds such Seller received from the foregoing sale of its Transferred Shares, pursuant to a loan agreement.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

6. Equity Method Investment in Alterola (continued)

The Company accounted for the transaction under the equity method and recorded the carrying value of the Company’s investment in Alterola common shares at cost, including the transaction in the condensed consolidated balance sheets.

Based on the most recent financial information available for Alterola, the following table provides summarized balance sheet information available for Alterola as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Current assets	$231,207	$192,011
Non-current assets	12,461,852	12,018,147
Current Liabilities	2,334,067	1,822,696
Non-current liabilities	-	151,255
Equity	$10,358,992	$10,236,207

Based on the most recent financial information available for Alterola, the following table provides summarized income statement information available for Alterola for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023	June 30, 2022

Total revenues	$-	$-
Net loss	$718,833	$812,689

The Company’s ownership percentage of 25% of Alterola allows the Company to have significant influence over the operations and decision-making at Alterola. Accordingly, the investment is accounted for as an equity method investment. Since the September 30, 2023 financial results of Alterola will not be available until the fourth quarter of 2023, the Company will recognize its share of net loss from its investment in Alterola on a three-month lag and will adjust for any known significant changes from the lag period to the reporting date of the Company. The Company’s share of net loss from its investment in Alterola was $179,709 for the three months ended June 30, 2023. As at September 30, 2023, there were no significant changes to disclose.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

6. Equity Method Investment in Alterola (continued)

On April 4, 2023, the Company announced its intention to acquire the remaining issued and outstanding common stock of Alterola. As of September 30, 2023, the Company’s option to purchase the remaining 75% of Alterola has expired. The Company is currently negotiating an agreement with the Seller to settle the $1.65 million of liability outstanding to the Sellers.

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

As of December 31, 2022, the value of the option was impaired to $nil to reflect the likelihood that the option would be exercised according to the terms set forth. At September 30, 2023, the option has expired.

7. Property, Plant, and Equipment

The Company owns an expansive 22-acre modern Dutch “Venlo style” glass greenhouse situated on 70 acres in Grants, New Mexico. It is being retrofitted for growing, processing and distribution of medicinal plants, including Marijuana, for medical researchers licensed by the Drug Enforcement Administration.

Property, plant, and equipment at September 30, 2023 and December 31, 2022, consisted of the following:

	September 30, 2023	December 31, 2022
Furniture and fixtures	$88,690	$88,690
Land	260,000	260,000
Construction in progress	13,209,862	10,736,269
Building and improvement	8,883,851	8,883,851
	22,442,403	19,968,810
Accumulated depreciation	(3,300,114)	(2,822,485)
Net property, plant, and equipment	$19,142,289	$17,146,325

The amount of interest costs capitalized and included in construction in progress was $221,488 and $106,117 during the period ended September 30, 2023 and December 31, 2022, respectively (Note 10).

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

7. Property, Plant, and Equipment (continued)

Real Estate Options

In 2020, the Company entered into a merger agreement with Grants Greenhouse Growers, Inc. and acquired the following two land options:

-	A Real Estate Option Agreement dated October 5, 2020, and expiring on December 31, 2021, for $1,500 monthly payments up until June 30, 2021, and $1,750 monthly payments from July 1, 2021 to December 31, 2021, with a one-year extension starting on January 1, 2022 for $2,000 monthly payments, with the option to purchase 330 acres for $5,000 per acre.

-	A Real Estate Option Agreement dated October 21, 2020, and expiring on December 31, 2021, for $1,000 monthly payments, with a one- year extension starting on January 1, 2022 for $1,500 monthly payments, with the option to purchase 175 acres for $5,000 per acre.

As of December 31, 2022, the Company notified the two land owners of the Company’s intention to exercise the two Real Estate Option Agreements. The Company is in the process of negotiating final terms of the two acquisitions. As of September 30, 2023, the acquisitions have not been completed.

8. Intangible Assets

Intangible assets at September 30, 2023 and December 31, 2022, consisted of the following:

	September 30, 2023	December 31, 2022
Licenses	$1,000	$1,000
Accumulated amortization	-	-
Net intangible assets	$1,000	$1,000

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

10. Related Party Line of Credit Note

On June 5, 2022, the Company and LDS Capital LLC (“Lender”), whose managing member is a member of the Company’s Board of Directors (the “Board”), entered into an unsecured line of credit in the form of a note (the “June Note”). The June Note provides that the Company may borrow up to $5.0 million, including an initial loan of $3.0 million, through June 4, 2025 (the “June Note Maturity Date”) from Lender. Prior to the June Note Maturity Date, the Company may borrow up to an additional $2.0 million under the June Note, at Lender’s sole discretion, and subject to the Company’s request of such additional funds from Lender (each loan furnished under the June Note individually, a “Loan,” and collectively, the “Loans”). The Company has the right, but not the obligation, to prepay any Loan, in whole or in part, prior to the June Note Maturity Date. Interest on the unpaid principal amount of any Loan accrues through the earlier of the June Note Maturity Date or the date of prepayment on such Loan, at a rate of 2% per annum plus the Prime Rate (the rate of interest per annum announced from time to time by JPMorgan Chase Bank as its prime rate). If the principal and interest, if any, of any Loan is not paid in full on the June Note Maturity Date, additional penalty interest will accrue on such Loan in the amount of 2% per annum. The Company amended the line of credit on November 14, 2022, to increase the capacity by $10 million. On January 31, 2023, LDS Capital LLC assigned the note to its sole member, Lynn Stockwell, who is a member of the Board and majority shareholder of the Company.

As of September 30, 2023, the Lender has funded the Company $5,783,250 (December 31, 2022 ̶ $5,191,057), with the Company paying back $6,110,855 (December 31, 2022 ̶ $1,611,067), which includes the amount funded and $327,605 in interest. As of September 30, 2023, there was accrued interest of $nil (December 31, 2022 ̶ $106,117). The funds have been used for the construction in progress, and during the nine months ended September 30, 2023, interest expense of $221,488 (December 31, 2022 ̶ $106,117) has been capitalized (Note 7).

On February 1, 2023, through a cashless conversion, the related party line of credit note was used to pay the related party loan balance of $392,194 in full.

On February 6, 2023, through a cashless conversion, the related party line of credit note was paid down $880,000 in exchange for an $880,000 investment for 22,005 shares of the Company’s common stock valued at $39.99 per share pursuant to the Company’s EB-5 Program (Note 11).

On March 14, 2023, the Company drew an additional $200,000 on the related party line of credit note.

As of August 31, 2023, the amount of principal, interest, and other costs outstanding under the related party line of credit note was $3,619,789 (the “Repayment Obligation”). In connection with the Repayment Obligation, on September 1, 2023, the Company and the Lender entered into an agreement (the “Repayment Agreement”) pursuant to which, in consideration for the cancellation and full satisfaction of the Repayment Obligation, the Company issued to the Lender (i) 2,827,960 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), representing a conversion of outstanding principal at $1.15 per Share, and (ii) warrants representing a conversion of outstanding principal at $0.13 per warrant to purchase up to 2,827,960 shares of Common Stock at a price of $3.00 per share (see Note 11).

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

10. Related Party Line of Credit Note (continued)

The Company determined the Repayment Agreement should be accounted for as an extinguishment in accordance ASC 405, Liabilities, and ASC 470-50, Debt. The Company measured the difference between the fair value of the equity interests granted and the carrying value of the obligation, determining that the carrying value exceeded the fair value of the interests granted. The Company determined that a gain would be recorded; however, the Company recorded the $2,090,564 gain as a capital transaction due to the related party nature of the Lender.

11. Stockholders’ Equity

The Company has authorized 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2023, and December 31, 2022, there were 183,883,818 and 173,304,800, respectively, of common shares issued and outstanding. The Company has not issued any preferred shares to date.

During the nine months ended September 30, 2023, the Company issued the following:

-	200,000 warrants exercised in exchange for 200,000 shares of common stock issued for cash at $1.05 per share, to one accredited investor in February 2023;

-	22,005 shares of common stock issued at $39.99 per share, to a member of the Board in February 2023, through a cashless conversion; the related party line of credit note was paid down $880,000 in exchange for an $880,000 investment, pursuant to the Company’s EB-5 Program (Note 10);

-	22,005 shares of common stock issued at $39.99 per share, to one accredited investor in March 2023, pursuant to the Company’s EB-5 Program;

-	875,000 shares of common stock for services rendered, at a fair value of $0.9416 per share, to the Company’s Executive Chairman, in March 2023 (Note 12);

-	500,000 shares of common stock for services rendered, at a fair value of $1.13 per share, to the Company’s former Chief Executive Officer, in May 2023 (Note 12);

-	3,684,210 shares of common stock and warrants to purchase up to an aggregate of 3,684,210 shares of common stock, at a combined purchase price of $0.95 per share and accompanying warrant, in a private placement offering, in May 2023 (the “May 2023 Private Placement”);

-	875,000 shares of common stock for services rendered, at a fair value of $1.01 per share, to the Company’s Executive Chairman, in June 2023 (Note 12);

-	137,838 shares of common stock for services rendered, at a fair value of $0.74 per share, to a consultant of the Company, in July 2023;

-	2,827,960 shares of common stock and warrants to purchase up to an aggregate of 2,827,960 shares of common stock at an exercise price of $3.00 per share, issued at a combined price of $1.28 per share and accompanying warrant, to a member of the Board, through a cashless conversion; the related party line of credit note was paid in full $3,619,789 in exchange for a $3,619,789 investment, in September 2023 (Note 10);

-	60,000 shares of common stock for services rendered, at a fair value of $0.4015 per share, to a consultant of the Company, in September 2023;

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

11. Stockholders’ Equity (continued)

-	500,000 shares of common stock for services rendered, at a fair value of $0.4015 per share, to the Company’s Chief Financial Officer, in September 2023 (Note 12); and

-	875,000 shares of common stock for services rendered, at a fair value of $0.3959 per share, to the Company’s Executive Chairman, in September 2023 (Note 12).

During the nine months ended September 30, 2022, the Company issued the following:

-	12,500 shares of common stock at a purchase price of $4.00 per share, for gross cash proceeds of $50,000, to one accredited investor in January 2022;

-	500,000 shares of common stock for services rendered, at a fair value of $4.00 per share determined using the per share purchase price of the latest $4.00 private placement Round, to the Chief Financial Officer of the Company, in April 2022;

-	1,574,490 shares of common stock for services rendered, at a fair value of $8.00 per share determined using the per share purchase price of the latest $8.00 private placement Round, to six consultants in April 2022;

-	5,000 shares of common stock that were issued in January 2021 to a director of the Company, for services valued at $2.00 per share determined using the per share purchase price of the $2.00 Round, were canceled in April 2022;

-	300,000 shares of common stock at a purchase price of $10.00 per share, for gross cash proceeds of $3,000,000, to two accredited investors in May 2022;

-	108,000 shares of common stock that were issued in June 2019 to a consultant of the Company, for services valued at $0.069 per share determined using an asset approach, were canceled in June 2022; and

-	9,523,810 shares of common stock and warrants to purchase up to an aggregate of 9,523,810 shares of common stock, at a combined purchase price of $1.05 per share and accompanying warrant, in a private placement offering, in September 2022 (the “September 2022 Private Placement”).

Common stock to be issued

At September 30, 2022, there were 3,087,500 shares of common stock to be issued for services, to the Company’s former interim Chief Executive Officer, who is also the Company’s Executive Chairman, with (i) 3,000,000 shares valued at $1.25 per share determined using the closing price per share on September 21, 2022, and (ii) 87,500 shares valued at $1.08 per share determined using the closing price per share on September 30, 2022.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

11. Stockholders’ Equity (continued)

Private Placement Offerings

September 2022 Private Placement

On September 7, 2022, the Company entered into a Securities Purchase Agreement with investors for the sale by the Company of 9,523,810 shares of common stock and warrants to purchase up to an aggregate of 9,523,810 shares of common stock. The combined purchase price of one share and the accompanying warrant (“September 2022 Warrants”) was $1.05. Subject to certain ownership limitations, the September 2022 Warrants are exercisable immediately after issuance at an exercise price equal to $1.05 per share of Common Stock, subject to adjustments as provided under the terms of the September 2022 Warrants. The September 2022 Warrants have a term of five years from the date of issuance. The September 2022 Private Placement closed on September 12, 2022. The Company received gross proceeds of approximately $10 million before deducting transaction-related fees and expenses payable by the Company. As of September 30, 2023, 200,000 of the September 2022 Warrants have been redeemed for $210,000.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

11. Stockholders’ Equity (continued)

The fair value of the September 2022 Warrants immediately prior to the modification was $7,399,000, and the fair value of the September 2022 Warrants immediately after the modification was $6,901,000, representing a decrease in fair value of $498,000. In accordance with ASU 2021- 04, as the modification was a result of issuing equity and there was no increase in fair value, the Company accounted for the adjustment as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital (i.e., net impact to additional paid-in capital of $nil).

May 2023 Warrants

In the Company’s May 2023 Private Placement, Warrants to purchase up to 3,684,210 shares of Common Stock were issued (“May 2023 Warrants”). The fair value of the May 2023 Warrants was determined utilizing a Black Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.78, exercise price of $0.95, term of five years, volatility of 165.0%, risk-free rate of 3.8%, and dividend rate of 0.0%). The grant date fair value of the May 2023 Warrants was estimated to be $1.6 million on May 24, 2024 and is reflected within additional paid-in capital as of September 30, 2023.

September 2023 Warrants

In connection with the Repayment Obligation discussed in Note 10, Warrants to purchase up to 2,827,960 shares of Common Stock were issued (“September 2023 Warrants”). The fair value of the September 2023 Warrants was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price of $0.46, exercise price of $3.00, expected life of one year, volatility of 149%, risk-free rate of 5.36%, and dividend rate of 0.0%). The grant date fair value of the September 2023 Warrants was estimated to be approximately $149,180 on September 1, 2023, and is reflected within additional paid-in capital as of September 30, 2023.

12. Related Party Transactions

Other than the transactions disclosed elsewhere in the condensed consolidated financial statements, the following are the other significant related party transactions and balances:

Included in common stock issued for services during the nine months ended September 30, 2023, were 2,625,000 shares of common stock issued to the Executive Chairman of the Company (Note 11).

Included in common stock issued for services during the nine months ended September 30, 2023, were 500,000 shares of common stock issued to the former Chief Executive Officer of the Company (Note 11).

Included in common stock issued for services during the nine months ended September 30, 2023, were 500,000 shares of common stock issued to the Chief Financial Officer of the Company (Note 11).

At September 30, 2023, $1,075,000 was due to the Company’s former interim Chief Executive Officer, who is also the Company’s Executive Chairman. The amount, which includes $975,000 in accrued bonus, is included in accrued liabilities in the condensed consolidated balance sheet.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

12. Related Party Transactions (continued)

The accrued bonus is expected to be paid in the first quarter of 2024 and is subject to Board of Director approvals.

At September 30, 2023, $23,201 was due to a company majority owned by the Company’s former Chief Executive Officer. The amount is included in accounts payable in the condensed consolidated balance sheets.

At September 30, 2023, $41,376 was due to a company wholly owned by the Company’s Chief Financial Officer, who also is a shareholder. The amount is included in accounts payable in the condensed consolidated balance sheets.

13. Contingencies

In the ordinary course of business, the Company is routinely a defendant in, or party to a number of pending and threatened legal actions including actions brought on behalf of various classes of claimants. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of such matters will be. Legal provisions are established when it becomes probable that the Company will incur an expense related to a legal action and the amount can be reliably estimated. Such provisions are recorded at the best estimate of the amount required to settle any obligation related to these legal actions as at the balance sheet date, taking into account the risks and uncertainties surrounding the obligation. Management and internal and external experts are involved in estimating any amounts that may be required. The actual costs of resolving these claims may vary significantly from the amount of the legal provisions. The Company’s estimate involves significant judgement, given the varying stages of the proceedings, the fact that the Company’s liability, if any, has yet to be determined and the fact that the underlying matters will change from time to time. Other than as set forth below, the Company is not presently a party to any litigation. The Company is not able to make a reliable assessment of the potential losses as these matters are at an early stage, accordingly, no amounts have been accrued in the condensed consolidated financial statements.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in United States Dollars)

13. Contingencies (continued)

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

14. Subsequent Events

The Company’s management has evaluated the subsequent events up to November 20, 2023, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855, and has determined that the following constitute material subsequent events:

On November 16, 2023, the Board approved a grant of 600,000 options to each of the Company’s independent board members, Dean Valore, Alfie Morgan, and Robert Arnone, for compensation for services provided through 2023 and established a Non-Employee Director Compensation Policy to become effective for fiscal year 2024. The options have an exercise price of $0.3353 and became fully vested on the date of grant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report, our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and other periodic reports filed with the Securities and Exchange Commission (the “SEC”) for discussions of forward-looking statements and factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis, and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Recent Developments

CEO Transition

Effective as of October 2, 2023, Seamus McAuley, the former Chief Executive Officer of the Company, resigned from his position as Chief Executive Officer of the Company in connection with the appointment of Gurvinder Singh as Chief Executive Officer, effective as of October 2, 2023. Mr. McAuley indicated to the Company that he did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and nine months ended September 30, 2023 and September 30, 2022.

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

Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022.

Revenue:

We are a start-up company and have not generated any revenues for the three and nine months ended September 30, 2023 and 2022. We can provide no assurance that we will generate sufficient revenues from our intended business operations to sustain a viable business operation.

Operating Expenses:

We incurred operating expenses in the amount of $1,811,533 for the three months ended September 30, 2023, as compared with $5,777,017 for the same period ended 2022. We incurred operating expenses in the amount of $7,410,662 for the nine months ended September 30, 2023, as compared with $25,684,456 for the same period ended 2022. Our operating expenses for all periods consisted entirely of general and administrative expenses and depreciation. The detail by major category within general and administrative expenses for the three and nine months ended September 30, 2023 and 2022 is reflected in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Stock-based compensation	$673,253	$3,844,500	$2,945,903	$18,422,968
Professional fees	469,839	1,249,949	2,116,410	5,782,122
Officer salaries	296,764	328,602	1,242,070	328,602
Other expenses	165,309	51,371	407,202	150,806
Insurance	30,492	53,903	108,803	100,806
Travel	-	81,236	63,016	213,573
Property taxes	13,943	14,529	42,999	43,526
Licenses	1,055	2,146	6,630	83,804
Land option	-	10,500	-	31,500
Total general and administrative expenses	$1,650,655	$5,636,736	$6,933,033	$25,157,707
Depreciation	160,878	140,281	477,629	526,749
Total operating expenses	$1,811,533	$5,777,017	$7,410,662	$25,684,456

The decrease of $3,986,081 and $18,224,674 in our general and administrative expenses for the three and nine months ended September 30, 2023, respectively, versus the same periods ended 2022 is largely the result of decreased spending on stock-based compensation to executives and professional fees associated with our direct listing in May 2022.

We expect our general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Liquidity and Capital Resources

As of September 30, 2023, the Company had cash of $121,724 compared to $414,574 as of December 31, 2022. The decrease of $292,850 in cash was mainly by the use of funds for the construction in progress, deposits for equipment, and the costs associated with the Company’s SEC filings. This was partly offset by cash received from the sales of common stock of $3,104,750, $880,000 through the sales of common stock from the Company’s EB-5 Program, $210,000 from the exercise of warrants, and $200,000 from a draw on the line of credit. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities, an advance from a director, and draws on the line of credit provided by a director of the Company. As of September 30, 2023, the Company had a total stockholders’ equity of $15,612,600 (December 31, 2022 - $11,578,836).

The Company is in its initial stages to start building facilities to grow, research, and distribute medical plants. The Company has incurred recurring losses from operations, and as of September 30, 2023, had an accumulated deficit of $41,672,499 (December 31, 2022 - $34,075,821), and a negative working capital of $8,446,642 (December 31, 2022 – $7,030,929). The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the condensed consolidated financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. During the nine months ended September 30, 2023, the Company raised $3,104,750 through unit issuances. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing, and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors or credit facilities in a timely manner, the Company will explore available options, including but not limited to, an equity backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2023.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 3 “Summary of Significant Accounting Policies,” in the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, no material changes were made to the Company’s significant accounting policies.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it is not subject to material foreign currency exchange rate fluctuations, as substantially all of its operations are denominated in the U.S. dollar. The Company does not hold derivative securities and has not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars or warrants, either to hedge existing risks or for speculative purposes.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period ended September 30, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, we may be involved in legal proceedings arising from the normal course of business activities. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. There are no material updates to litigation previously disclosed.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk, including those risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which we encourage you to review. There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 22, 2023. If any of these risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment in our securities. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this Quarterly Report on Form 10-Q, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” for more information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the period from July 1, 2023 through the date hereof, the Company issued the following:

●	2,827,960 shares of common stock and warrants to purchase up to an aggregate of 2,827,960 shares of common stock, at a combined price of $1.28 per share of common stock and accompanying warrant, in a private placement offering, to one accredited investor. The warrants are exercisable immediately upon issuance, at an exercise price of $3.00 per share, and shall expire on the earlier of (i) the date that is 45 days after the date on which closing price of the common stock on the Nasdaq Capital Market equals or exceeds $3.00 per share, and (ii) August 31, 2024.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2023.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

* Filed herewith.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT GREEN CORPORATION

Date: November 20, 2023	By:	/s/ Gurvinder Singh
Gurvinder Singh
Chief Executive Officer

Date: November 20, 2023	By:	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer

