Form 10-K
period 2023-12-31
Bright Green Corp
filed 2024-04-16
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023, was $75,060,837.

The number of shares of the registrant’s common stock outstanding as of April 11, 2024, was 190,166,318.

Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

i

References to Bright Green

Unless otherwise indicated in this Annual Report on Form 10-K (this “Annual Report”), “Bright Green Corporation,” “Bright Green,” “BGC,” “the Corporation,” “the Company,” “we,” “us” and “our” refer to Bright Green Corporation and its consolidated subsidiary.

Special Note Regarding Forward-Looking Statements

This Annual Report and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

●	the initiation, design, cost, timing, progress and results of, and our expected ability to undertake certain activities and accomplish our goals;
●	the likelihood or timing of any regulatory approval;
●	our ability to successfully commercialize, and our expectations regarding commercial potential with respect to, our products;
●	the rate and degree of market acceptance of our products;
●	the size and growth potential of the markets for our products, and our ability to serve those markets;
●	our ability to obtain and maintain intellectual property protection;
●	interactions with regulatory authorities in the United States and foreign countries;
●	our ability to attract and retain experienced and seasoned scientific and management professionals to lead the Company;
●	the performance of our third-party suppliers and manufacturers, including our ability to scale-up manufacturing levels as necessary;
●	our ability to attract collaborators with relevant development, regulatory and commercialization expertise;
●	future activities to be undertaken by our strategic alliance partners, collaborators and other third parties;
●	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
●	our ability to avoid, settle or be victorious at costly litigation with shareholders, former executives or others, should these situations arise;
●	our ability to obtain and deploy funding for our operations and to efficiently use our financial and other resources;
●	our ability to maintain our listing on The Nasdaq Capital Market;
●	our ability to continue as a going concern; and
●	the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing.

ii

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

iii

PART I

Item 1. Business.

Our Mission and Vision

Bright Green’s mission is to be the premier federally-authorized provider of plant-and fungi-based Active Pharmaceutical Ingredients (APIs) in North America. Our vision is to improve the quality of life across a broad spectrum of demographics through the opportunities presented by medicinal applications of plant-based products. Our Company’s focus is on sustainability, high-tech agriculture, and unlocking the potential for domestic production of plant-based medicines in the U.S. We plan to conduct significant research and development into the opportunities presented by medicinal applications of plant-based therapies, alongside human hormone replacement therapies and anti-aging applications. Our developments and products reflect our commitment to healthcare, reasonable costs for medicines, and sustainability.

Overview

We are a first-mover in the U.S. federally-authorized cannabis space. BGC is one of a few companies who have received from the U.S. Drug Enforcement Administration (the “DEA”), a federal controlled substances registration for the bulk manufacturing of cannabis under DEA Registration No. RB0649383 (the “DEA Registration”), which allows the Company to produce and export federally legal cannabis, cannabis extracts, and tetrahydrocannabinol in the U.S. We received the DEA Registration on April 28, 2023, pursuant to the Memorandum of Agreement (the “MOA”) with the DEA entered into on April 27, 2023, which replaced the 2021 Memorandum of Agreement (the “2021 MOA”) (DEA Document Control Number W20078135E). In May 2023, we received a second DEA Registration for Importing Schedule I Controlled Substances under DEA Registration No. RB0650754.

Unlike state-licensed cannabis companies who engage in commercial sales to consumers, and whose businesses are legal under state law but not federal law, subject to the milestones and requirements set forth herein, we are authorized by the federal government to sell cannabis commercially for research and manufacturing purposes, export cannabis for international cannabis research purposes, and sell cannabis to DEA-registered pharmaceutical companies for the production of medical cannabis products and preparations. Our business activities under the DEA Registration are subject to applicable federal law and regulations and to our obligations under the MOA we entered into with the DEA. Our DEA Registration is valid through July 31, 2024. For our cannabis business line, we plan to focus on the development of cannabis strains and sales of cannabis and hemp products with high contents of CBN (cannabinol) and CBG (cannabigerol).

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

In addition to hemp and cannabis, we plan to manufacture additional plant-based medicines derived from controlled substance plants and fungi, including but not limited to, psilocybin, peyote cactus, and opium poppy as part of our “Drugs Made in America” strategy. In February 2024, we received approval from the New Mexico Board of Pharmacy to produce additional Schedule I and Schedule II controlled substances at our Grants, NM facility (NM Board of Pharmacy License Nos. CS02324187 and WD20220144). We have applied for an additional DEA Bulk Manufacturing Registration for these additional Schedule I and Schedule II controlled substances. Our decision to expand beyond cannabis to other plant-based medicines is in response to increased demand for additional controlled substances, the growing need to bolster domestic supply and production of plant based medicines, and the DEA’s recent decision to increase quotas for certain psychedelic controlled substances. Psilocybin, in particular, has received significant media attention in recent years, and clinical trials on the drug’s potential are underway at the Johns Hopkins Center for Psychedelic & Consciousness Research, the University of California, New York University, the University of Michigan, Yale University, and the Usona Institute, among others. Additionally, in July 2023, the American Medical Association (“AMA”) published language for new Current Procedural Terminology (“CPT”) III codes for psychedelic therapies. The codes went into effect on January 1, 2024. These new CPT codes will facilitate reimbursement and access to FDA-approved psychedelic therapies in the U.S. While no psychedelic-assisted therapy has yet been approved by the FDA, several potential new drugs are in various phases of clinical trials with the potential for at least one approval in 2024. The additional DEA Bulk Manufacturing Registration that Bright Green is seeking will allow us to supply the growing demand for psychedelic and plant-based medicine research, as well as to produce Active Pharmaceutical Ingredients (“APIs”) for a number of key pharmaceutical drugs. Given the recent prescription drug shortages experienced both in the U.S. and in other countries, our additional approval would allow us to meet U.S. demand for these drugs and contribute a consistent domestic supply of these drugs both for API and for research purposes.

Because cannabis, and the other future controlled substances we have applied for DEA Registration to manufacture, are still Schedule I and Schedule II controlled substances in the U.S., such substances have been historically under-researched. Though the majority of Americans now live in states where cannabis is legal, the full potential of the cannabis plant (and other controlled substance plants) for medicinal use remains understudied due to limited access to federally-approved cannabis and other controlled substances. The DEA recently issued a call for more cannabis research supply based on the increased demand for cannabis research in the U.S. As described herein, on April 28, 2023, we received the DEA Registration, which allows us to produce federally legal cannabis, cannabis extracts, and tetrahydrocannabinol and to sell legally within the U.S. to licensed researchers and pharmaceutical companies, in addition to qualifying us to export cannabis internationally. In January 2024, the DEA increased its quotas not only for cannabis but also for psilocybin and other psychedelics to meet medical and scientific needs. Our plan to expand our business to include additional controlled substances is in line with our Company’s mission and is in response to increased demand for these historically understudied plant medicines.

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

Having received our DEA Registration for Bulk Manufacturing of cannabis, we are permitted to cultivate and manufacture cannabis, supply cannabis researchers in the U.S. and globally, and produce cannabis for use in pharmaceutical production of prescription medicines within the U.S. Our DEA Registration permits our cannabis activities under federal law, which sets BGC apart from most other U.S. cannabis companies.

We have assembled an experienced team of medical professionals and researchers, international horticultural growers and experts, and construction and cannabis production professionals, which we believe position us as a future industry leader in the production of plant-based medicines.

Background

BGC owns a 70-acre parcel of land on agricultural property, which includes an existing 22-acre greenhouse structure. The Company also owns a 40-acre parcel of land nearby, and holds options for two additional 300-acre properties which are adjacent to the owned properties (one is known as the “Candelaria” property, and the other is known as the “Azuz” property).

We are engaged in a phased, modular development process consisting of the following:

●	renovation of BGC’s existing 22-acre production facility;

●	development of a 118-acre state-of-the-art agricultural manufacturing and research facility; and

●	future greenhouse developments.

When completed, we believe the project will be one of the nation’s largest federally authorized manufacturing and research facilities for plant-based therapies, supplying researchers across the United States and internationally with high-quality controlled substances. The facility will be capable of producing up to approximately 100,000 grams of cannabis resin per day with a concentration of a minimum of 85% useful cannabinoids.

Phase 1 of the project consists of the renovation of BGC’s existing 22-acre production facility to process medicinal plants.

We are in the process of completing construction of the 22-acre existing greenhouse to comply with the requirements for Schedule I and Schedule II plant based drugs. Within the first 10-acres of the existing greenhouse, we will include a two-acre university greenhouse (the “University Greenhouse”) to house our cannabis research, development, cultivation and manufacturing operations.

In addition to the existing greenhouse, we plan to construct two new 57-acre greenhouses, one on the Candelaria property and one on the Azuz property. We have engaged Dalsem Complete Greenhouse Projects, B.V. (“Dalsem”) and Universal FAB to complete the construction of these facilities and have negotiated an agreement with them, which our legal team is drafting.

BGC will leverage automation throughout the facility to ensure that all of BGC’s processes are reliable and consistent, including the Visser transplanter robot or Visser potting robot, and automated growing systems. Additionally, we are exploring the use of artificial intelligence in greenhouse growing and for use in moderating temperature, climate, and growing conditions. New Mexico’s uniquely predictable climate and abundant sunshine make it an ideal setting for cultivation of cannabis and other medicinal plants in a greenhouse. BGC will use state-of-the-art technology to cultivate controlled substances plants and fungi in an efficient, standardized, and cost-effective way. The technologies specific to our planned greenhouses include:

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

Our agricultural property has adequate utilities and water and is ideally situated to cultivate and process controlled substance plants in harmony with the surrounding environment, using the most advanced technology. We intend to power the newly constructed greenhouses using solar power. The result will be consistent, pure, high-quality cannabis, cannabis extracts, and other controlled substances that will provide consistent, safe inventory for researchers around the nation.

Planned Business Lines

Domestic Cannabis for U.S. Researchers and Registered Manufacturers

We plan to sell cannabis to research institutions, pursuant to our DEA Registration. Sales of THC cannabis products will be made only via bona fide supply agreements from existing DEA registrants, and will not be sold directly to consumers under current scheduling rules.

Our DEA Registration permits us to supply DEA-registered research institutions with cannabis that contains high levels of THC. Additionally, we plan to conduct in-house research at our own facilities and have submitted an application to become a DEA Schedule I Controlled Substance Registered Researcher. Our DEA Registration will also allow us to provide our products to in-house researchers, which we believe will allow us to conduct cutting edge research into plant-based therapies using cannabis. We have been granted several patents for cannabis based products. See “Business-Intellectual Property”.

Given the competitiveness of the process to obtain a DEA Registration to cultivate and process cannabis, and the continued federal illegality of cannabis in the U.S., we believe we will be uniquely positioned to capture significant parts of the cannabis research supply market. The market for clinical research has grown dramatically over the past decades, and we project cannabis research to take a similar trajectory.

Cannabis for International Export

Our DEA Registration allows us to export cannabis to researchers internationally. Given our state-of-the-art facility in development, as well as the cannabis manufacturing expertise of our team, the unique climate of New Mexico and its suitability for a cannabis crop, we anticipate significant demand for our high-quality cannabis products from international markets.

Cannabis for U.S. Pharmaceutical Production - CBN and CBG

Our DEA Registration permits us, subject to requisite terms and conditions, to sell cannabis to DEA-registered pharmaceutical companies to produce medicinal cannabis or cannabis preparations, and we can also sell CBN and CBG to other companies developing products. There is significant potential for revenue from pharmaceutical companies that currently manufacture or desire to manufacture drugs containing cannabis extracts, either on an over-the-counter or on a prescription basis, and we anticipate a significant demand for CBN and CBG for the development of other products.

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

On August 9, 2022, the DEA confirmed to BGC that cannabinoids, including, but not limited to CBN and CBG, which meet the definition of “hemp” by having a Delta-9-tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis, are outside of the DEA’s jurisdiction because they are not controlled under the CSA. Hemp and hemp products were made legal by the 2018 Farm Bill, which has been codified in 21 U.S.C. § 802(16)(B)(i), and 7 U.S.C. § 1639o. This hemp product business line will be in addition to our research and pharmaceutical cannabis sales conducted under the DEA Registration for the Bulk Manufacturing.

FDA Supply

The U.S. Food and Drug Administration (the “FDA”) has stated that it recognizes that there is significant interest in the development of therapies and other consumer products derived from cannabis. The FDA has stated that it is committed to protecting the public health while also taking steps to improve the efficiency of regulatory pathways for the lawful marketing of appropriate cannabis and cannabis-derived products. The FDA has stated that it is working to answer questions about the science, safety, and quality of products containing cannabis and cannabis-derived compounds. BGC will be well-positioned to act as a partner to the FDA as it advances these efforts, and we will be one of the few federally registered suppliers of cannabis available to the FDA for any of its research or exploration efforts in the space. As noted elsewhere, it is also possible that the FDA may move forward with regulating cannabis products, which could materially affect our business plan depending on what the future regulatory requirements would be. Moreover, there is no guarantee that the FDA will find our products safe or effective or grant us the required approvals under the FDCA, which may inhibit our business prospects even in the case that the federal government were to legalize cannabis.

CBG and CBN Hemp Products to Consumers

We plan to sell high-grade CBN and CBG cannabis-derived, hemp isolate products directly to consumers. On August 9, 2022, the DEA confirmed to BGC that cannabinoids, including, but not limited to CBN/CBG, which meet the definition of “hemp” by having a Delta-9-tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis, are outside of the DEA’s jurisdiction because they are not controlled under the CSA. Hemp and hemp products were made legal by the 2018 Farm Bill, which has been codified in 21 U.S.C. § 802(16)(B)(i), and 7 U.S.C. § 1639o. This hemp product business line will be in addition to our research and pharmaceutical cannabis sales conducted under our DEA Registration.

“Drugs Made in America” Plant-Based Controlled Substances for U.S. Researchers and Registered Manufacturers

We are seeking an additional DEA Registration to Bulk Manufacture additional Schedule I and Schedule II controlled substances as part of our “Drugs Made in America” strategy. We have already secured State of New Mexico Board of Pharmacy approval for production of these additional controlled substances, and have submitted our application to DEA for Registration for Bulk Manufacturing of these additional substances. Prior to commencing these operations for the new controlled substances, we will need DEA’s approval. Sales of these controlled substance products will be made only via bona fide supply agreements from existing DEA registrants. Our additional DEA Registration would permit us to supply DEA-registered research institutions investigating the medicinal and therapeutic potential of plant- and fungi-derived controlled substances. The market for clinical research for psychedelic and plant-based drugs has grown significantly over the past decades, and our planned business line would meet this new demand.

BGC has applied for DEA Registration to Bulk Manufacture the following controlled substances as part of our “Drugs Made in America” plan:

Schedule I

●	Ibogaine;
●	Mescaline;
●	Morphine-N-oxide;
●	Morphine Methylbromide;
●	Morphine Methylsulfonate;
●	Peyote;
●	Psilocybin; and
●	Psilocyn.

Schedule II

●	Morphine;
●	Opium Poppy;
●	Poppy Straw;
●	Raw Opium;
●	Opium Extracts;
●	Oxycodone;
●	Powdered Opium;
●	Granulated Opium;
●	Tincture of Opium;
●	Opium Fluid Extracts;
●	Poppy Straw Concentrate;
●	Opium combination product; and
●	Thebaine.

Production Capabilities

BGC has adopted a phased approach to increase production on its site in Grants, New Mexico. In the first phase, the existing 22-acre Venlo greenhouse has been renovated, subject to additional construction needed to comply with the requirements for Schedule I and Schedule II plant based drugs. and an initial 10-acres will be prepared for operations. The University Greenhouse will be contained within those first 10-acres. Subsequently, both of the two larger greenhouses will be built in Phase 2.

Timeline

We are in process of completing construction on the existing 22-acre Venlo greenhouse to comply with the requirements for Schedule I and Schedule II plant based drug manufacture pursuant to the DEA Registration. The University Greenhouse will be located within the first 10-acres of the existing Venlo greenhouse and the 10-acre facility will provide the initial supply of cannabis and cannabis extracts. Our first harvest will be complete approximately two months from the first planting. We plan to implement a phased approach to the build out of Phase 1 and Phase 2 and to plant intermittently as phases of each greenhouse reach completion. The addition of the “Drugs Made in America” plan controlled substances, contingent upon receiving all necessary approvals, will be built out modularly in response to demand for particular controlled substances.

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

BGC plans to cultivate cannabis and focus on the production of dried flower, and oils and marijuana extracts. BGC may also produce edibles which contain extracts, if permitted by DEA regulations and requested by customers. In addition to cannabis, we will have a separate area for controlled substance cactus cultivation, and a separate controlled area for mushroom propagation. Each controlled substance will have a separate area for propagation or cultivation.

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

BGC will engage Larssen for consulting and the development of best practices for our cultivation and manufacturing operations. Larssen will provide BGC with technical design services related to the greenhouse retrofit and construction in Grants, New Mexico. The scope of our engagement with Larssen will be tailored to support and complement Dalsem and Universal FAB. Larssen consulted on the retrofit for the existing 22-acre greenhouse and will consult on the Dalsem build of the two new greenhouses. Larssen will then implement a Quality Management System, along with the applicable documents, forms, logbooks, and SOPs required to achieve GACP/GMP and DEA compliance.

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

Current Licenses Held

DEA Registration

In April 2023, BGC received its DEA Registration for Schedule I Controlled Substances Bulk Manufacturing of Cannabis. The Company’s DEA Registration Number is RB0649383. The expiration date of the DEA Registration is 7/31/2024. In April 2023, BGC also entered into a new MOA, governing the terms of its cannabis activities. Previously, the Company had entered into an MOA with DEA in 2021 which was subsequently updated this year with similar terms. The newer MOA includes an Addendum stating certain conditions for the Company’s hemp activities, and also specifies that the Company’s hemp activities are not subject to the terms or requirements of the MOA.

The MOA with the DEA is effective for a one-year term, renewable for up to four additional one-year terms.

In May 2023, BGC received a second DEA Registration for Importing Schedule I Controlled Substances (DEA Reg. No. RB0650754).

Current Licenses

As described above, BGC holds two DEA Registrations: in April 2023, BGC received its DEA Registration for Schedule I Controlled Substances Bulk Manufacturing (DEA Reg. No. RB0649383). In May 2023, BGC received a second DEA Registration for Importing Schedule I Controlled Substances (DEA Reg. No. RB0650754).

On July 23, 2020, BGC received approval from the State of New Mexico Board of Pharmacy to conduct Controlled Substances Manufacturing of Cannabis Products in the state, pursuant to receiving approval from the DEA to do so. License No. CS00229100 expires on 7/31/2024. On March 23, 2023 we were notified that the Board of Pharmacy no longer has jurisdiction over cannabis in New Mexico.

BGC holds a State of New Mexico Department of Agriculture 2023 Continuous Hemp Commercial Production License, CHPL-02-2024, USDA License No. 35-0045, which was issued on 2/16/2024 and expires 1/31/2025.

BGC holds a State of New Mexico Cannabis Control Division, Cannabis Research Laboratory License. No. CCD-2023-RSCH-001, which was issued on 3/23/2023, and expired on 3/23/2024. The Company is in the process of renewing this license.

BGC also holds State of New Mexico Board of Pharmacy Controlled Substance licenses for additional Schedule I and Schedule II Controlled Substances: a Controlled Substance Facility License, No. CS02324187, which expires on 5/2/2024, and a Controlled Substance Wholesaler License, No. WD20220144, which expires on 5/2/2024.

Industry Overview

US Market Overview

The U.S. cannabis industry is undergoing rapid growth and change, particularly with the recent opening of opportunities for federally sanctioned research on cannabis in partnership with the DEA, as well as the federal legalization of hemp, and corresponding state and federal hemp research programs.

BGC plans to operate in the U.S. market for federally sanctioned cannabis - as a supplier of cannabis for research or DEA Registered Manufacturing purposes, and as a researcher itself. Importantly, all of BGC’s proposed activities will comply with all existing or future federal and state regulations.

Legal Background - Cannabis

Thirty-nine U.S. states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes (medical states). Twenty-two of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes (sometimes referred to as adult use). Under U.S. federal law, however, those activities are illegal. Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the U.S. Controlled Substances Act (21 U.S.C. § 801, et seq.) (the “CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis in-state or where those activities are deemed involved in interstate commerce, all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law.

While the United States Department of Justice (“DOJ”), including the U.S. Attorneys Offices through the U.S., has not enforced those laws against companies complying with state cannabis laws, it retains the authority to do so, and as such the likelihood of any future adverse enforcement against companies complying with state cannabis laws remains uncertain. In 2018, then U.S. Attorney General Jefferson Sessions rescinded the DOJ’s previous guidance (the Cole Memo, dated August 29, 2013) that had given federal prosecutors discretion not to enforce federal law in states that legalized cannabis, as long as the state’s legal regime adequately addressed specified federal priorities. The Sessions memo stated that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. Since the Sessions memo was issued nearly five years ago, U.S. Attorneys have not targeted state law compliant entities. The policy of not prosecuting companies complying with state cannabis laws is likely to continue under current U.S. Attorney General Merrick Garland. In April 2022, Attorney General Garland reiterated that prosecuting the possession of cannabis is “not an efficient use” of federal resources, especially “given the ongoing opioid and methamphetamine epidemic[s]” facing the nation. Recent statements made by Garland suggest that the DOJ may issue further guidance on cannabis enforcement, though the timing of such guidance remains unknown. In March 2023, Garland testified in a Congressional hearing that the DOJ was continuing its work on a new memorandum regarding cannabis enforcement. He stated that the policy will be “very close to what was done in the Cole memorandum” but was yet to be finalized. While these statements are not promises to avoid federal interference with state cannabis laws, and do not amount to desuetude, it does signal that the enforcement priorities of DOJ lie elsewhere. Notwithstanding the comments made by the Attorney General, there is no guarantee that the current presidential administration will not change its stated policy regarding the low-priority enforcement of U.S. federal cannabis laws that conflict with state laws. The current administration could reverse course and decide to enforce U.S. federal cannabis laws vigorously, or a future administration could do so.

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

On May 14, 2021, the DEA announced that MOAs were provided to an unspecified and unnamed number of companies to collaborate with the DEA “to facilitate the production, storage, packaging, and distribution of marijuana under the new regulations as well as other applicable legal standards and relevant laws.” To the extent these memorandums of agreement are finalized, DEA anticipates issuing DEA Registrations to these manufacturers. Each applicant will then be authorized to cultivate cannabis - up to an allotted quota - in support of the more than 575 DEA-licensed researchers across the nation. As individual manufacturers are granted DEA registrations, that information will be made available on DEA’s Diversion Control website. As of April 11, 2024, eight companies have been granted DEA Registration to bulk manufacture cannabis.

In addition to anticipated expenses related to the DEA, we face expected costs related to compliance with existing environmental and other regulations at the local, state, and federal level, as well as future environmental or other regulations.

Recent Federal Cannabis Bills

Industry observers were hopeful that a Democrat-controlled House and Senate, along with a Biden presidency, would increase the chances of federal legalization of cannabis or some piecemeal policy reform. During his campaign, President Biden promised federal reform on cannabis, including decriminalization generally. In 2022, President Biden signed into law the Medical Marijuana and Cannabidiol Research Expansion Act, a bill aimed at easing restrictions on cannabis research — bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. This process could, but is not guaranteed to, change the legal status of cannabis on a federal level. Regardless of the ultimate outcome on CSA scheduling, both actions represent significant milestones in the evolution of federal cannabis policy.

While the timing of federal reform is unknown, there is bipartisan support for cannabis reform on the federal level. Members of the U.S. Congress from the Democratic and Republican parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it. In the 117th Congress, Senators Cory Booker (D-NJ), Ron Wyden (D-OR), and Chuck Schumer (D-NY) filed the Cannabis Administration And Opportunity Act, a bill that would regulate cannabis and expunge prior cannabis convictions; and Rep. Nancy Mace (R-SC) filed the States Reform Act, which would repeal the federal prohibition of and further regulate cannabis on the federal level. This session has seen additional incremental reform bills, including a bill that would direct the Attorney General of the United States to amend the CSA to move cannabis from Schedule I to Schedule III of the Act (the “Marijuana 1 to 3 Act”), and a bill to allow medical cannabis patients to purchase and possess firearms (the “Second Amendment Protection Act”). In the 118th Congress, a new bipartisan SAFE Banking Act was introduced into the Senate (H.R. 2891), which would bar federal regulators from taking several punitive steps against banks or financial services providers to state-legal cannabis businesses. While the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive, and legislative efforts to legalize cannabis or cannabis banking at the national level are likely to continue in 2024.

Future pathways to, and chances of, federal legalization or even further reform benefiting the state regulated, but federally illegal operators remain uncertain and speculative. Regardless of the future status of federal legalization of cannabis, there are already tremendous opportunities for fully legal medical cannabis researchers, suppliers, and product developers.

On August 29, 2023, the Department of Health and Human Services (“HHS”) issued a letter to the Drug Enforcement Administration (“DEA”) recommending that cannabis be reclassified as a Schedule III controlled substance under the CSA. If the DEA chooses to reschedule cannabis pursuant to the HHS recommendation, the full implications are currently unknown. The DEA’s decision to reclassify cannabis would neither legalize nor likely eliminate current state cannabis programs. Under schedule III, cannabis would remain a controlled substance and state-legal programs would continue to operate outside of federally legal channels particularly because no state operator currently holds a DEA registration to manufacture or dispense cannabis. Additionally, states (and potentially federal agencies) may take rescheduling of cannabis as an opportunity to update their laws in manners that are favorable or unfavorable to us. However, some fear that the DEA or FDA may impose additional requirements or begin to target enforcement on state cannabis programs in the event of a rescheduling event.

Market Growth

In the medical market, the demand for cannabis for research is likely to increase significantly over the next few years and decades, due to the increasing number of states legalizing cannabis and the strong public support for cannabis legalization. By 2025, 5.4 million Americans, or 2.4% of U.S. adults, are predicted to be registered patients in medical cannabis states, according to a report by New Frontier Data (“New Frontier”). New Frontier also projects that the medical cannabis market will nearly double to over $16 billion in that time, taking into account more geographies within the U.S. legalizing cannabis, which will lead to market expansion, the normalization of cannabis which will increase the number of consumers, and medical cannabis patients turning to cannabis as an alternative to prescription drugs. The global medical cannabis market is projected to reach $87.4 billion by 2027, according to Global Market Insights (“GMI”). The DEA’s aggregate production quotas for cannabis are 6,675 kg in 2024 for dried flower (an estimated $73 million market) and 1,000 kg for cannabis extract (an estimated $100 million market). These aggregate production quotas are expected to continue increasing to meet increasing demand for cannabis research in the U.S. In addition to government funding, some institutions are already receiving private investment in cannabis research. For example, Harvard and MIT received a $9 million donation to fund research into cannabis’ influence on brain health and behavior. Additionally, CB2 insights has noted that average prescriptions for qualifying conditions such as chronic pain, PTSD, sleep disorders, epilepsy and anxiety saw a decline in 11% in favor of medical cannabis replacement leading the analysts to estimate that more than $4 billion in sales that currently go to pharmaceutical products could be redirected towards medical cannabis. Further research on cannabis legalization and its impact on public health are needed and are likely to take place over the coming years, as the DEA has recognized the increased need for cannabis related research. Our “Drugs Made in America” plan includes a number of opioids, in addition to cannabis production, the combined market for cannabis and opium APIs is projected to reach $11.66 billion by 2030, with a CAGR of 13.9% according to Coherent Market Insights.

In 2021, large pharmaceutical companies in the U.S. spent $102.3 billion on drug research and development, and the number has continued to increase each year. The private research market, like the federal DEA research program, has an interest in investigating the uses and risk of cannabis and hemp derivatives, not only in states that have legalized medical cannabis, but also in anticipation of potential full legalization. Research topics of interest include:

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

Regarding the cannabis market generally, the industry is large and is growing. In 2020, there were $17.5 billion in annual industry sales, a 46% increase from 2019. As of May 2021, capital raises in cannabis reached $6 billion, signaling increased confidence in projections of aggressive cannabis market growth. According to a report by New Frontier Data, the U.S. legal cannabis market is predicted to more than double by 2025, reaching $41.5 billion in sales, and producing a 21% compound annual growth rate (“CAGR”). Therefore, BGC will be entering a sizeable market with the first-mover advantage of a federally compliant business as cannabis enters a new stage of growth and development, once it obtains authorization from the DEA to begin operations. In addition to the cannabis market, BGC will be entering a larger API market via our “Drugs Made in America” plan.

Human Capital Resources

As of December 31, 2023, we had 5 full-time employees and contractors and 3 part-time contractors. We consider our relationship with our employees to be good. We emphasize several measures and objectives in managing its human capital assets, including, among others, (i) employee safety and wellness, (ii) talent acquisition and retention, (iii) employee engagement, development and training, (iv) diversity and inclusion and (v) compensation. These targeted ideals may include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare, and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, and/or employee assistance programs. We also provide our employees with access to various innovative, flexible, and convenient health and wellness programs. We designed these programs to support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors.

Facilities

The following table sets forth the Company’s owned and leased physical properties as of December 31, 2023, which include corporate offices, cultivation and production facilities (operating and under construction). In addition to the currently owned and leased property, the Company holds two options, each for the purchase of 300 acres of land in Grants, New Mexico.

Property Type	Owned/Leased	County	State
Agricultural Property - 40 acres	Owned	Cibola	New Mexico
Agricultural Property - 70 acres	Owned	Cibola	New Mexico
Office	Leased	Broward	Florida

As of December 31, 2023, we notified the land owners of our intention to exercise the two options and are in process of negotiating final terms of acquisition, which are pending financing.

Competition

We will face intense competition from the illicit market as well as other more regulated companies, some of which may have longer operating histories and more financial resources and manufacturing and marketing experience. Our “Drugs Made in America” plan faces intense competition from the international global pharmaceutical market, and from other countries which currently lead API export for some of these substances (for example Tasmania, the world’s leading supplier of legal opioids). Additionally, with potential consolidation in the cannabis industry, we could face increased competition by larger and better financed competitors.

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

Bright Green EB-5 Program

On February 1, 2023, we initiated a private placement offering of our common stock, only to accredited or qualified institutional investors, in reliance upon Rule 506, Regulation D promulgated under the Securities Act, pursuant to the U.S. government’s EB-5 immigrant investor program. As of May 25, 2023, we have sold 44,010 shares of common stock at $39.99 per share, receiving proceeds of $1.76 million, inclusive of $160,000 of administrative fees payable by the investor.

On March 29, 2024, we modified our private placement offering, to authorize 20,000,000 shares to be sold at $2.00 per share pursuant to the U.S. government’s EB-5 immigrant investor program. This private placement offering allows for 50 investors to participate in the offering by making an $800,000 in exchange for 200,000 shares of common stock. The EB-5 investment project application on file with United States Citizenship and Immigration Services (“USCIS”) projects the creation of enough jobs in a designated rural area to support up to 573 investors.

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

BGC entered into an agreement and plan of merger with Grants Greenhouse Growers, Inc., a New Mexico corporation (“GGG”) on October 30, 2020 (the “GGG Agreement”), whereby BGC issued to GGG an aggregate of 1,000,000 shares of common stock (the “GGG Merger”). In connection with the GGG Merger, BGC received an option to purchase approximately 505 acres of land near BGC’s Grants, New Mexico property at the purchase price of $5,000 per acre.

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

On May 17, 2022, we completed a direct listing of our common stock (the “Direct Listing”), on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BGXX.” We incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and incurred approximately $2.4 million in general and administrative expenses during the period ended March 31, 2023. In addition, in connection with the Direct Listing, and pursuant to a financial advisory agreement by and between the Company and EF Hutton, division of Benchmark Investments, LLC (the “Advisor Agreement”) dated April 8, 2022, on June 3, 2022, we issued representatives and affiliates of the Advisor and related parties, an aggregate of 787,245 shares of common stock, and representatives of Entoro Securities LLC (“Entoro”) an aggregate of 787,245 shares of common stock.

Available Information

Our principal executive offices are located at 1033 George Hanosh Boulevard, Grants, NM 87020, and our telephone number is (833) 658-1799. Our corporate website address is https://brightgreen.us. Information contained on or accessible through our website is not a part of this Annual Report and should not be considered to be part thereof. The public may read and copy any materials that we file with the Securities and Exchange Commission (the “SEC”) electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Annual Report and should not be considered to be part thereof. We also provide access without charge to all of our SEC filings, including copies of this Annual Report, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing or furnishing, on our website.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and related notes included at the end of this Annual Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risk Factors Summary

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should carefully consider the full risk factor disclosure outlined in this Annual Report, in addition to the other information herein, including the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

●	We have a relatively limited history of operations, a history of losses, and our future earnings, if any, and cash flows may be volatile, resulting in uncertainty about our prospects;
●	We had negative operating cash flow for the year ended December 31, 2023 and December 31, 2022;
●	We are highly dependent on our management team, certain members of our board of directors and advisors, and the loss of our executive officers, non-executive directors or other key advisors or service providers could harm our ability to implement our strategies, impair our relationships with clients and adversely affect our business, results of operations and growth prospects;
●	Our plan to expand our product offerings and sales channels might not be successful, and implementation of these plans might divert our operational, managerial and administrative resources, which could impact our competitive position;
●	We are in discussions to consummate arrangements with certain service providers, and if these arrangements do not materialize, or materialize on terms that are not favorable to the Company, it could materially adversely affect our business, financial condition, results of operations, cash flows and day-to-day operations;
●	We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022, as a result of the restatement of our unaudited financial information as of and for the quarter ended June 30, 2022. We have strengthened our review controls around the issuance of shares of common stock and the recording of the associated expense by adding an additional reviewer to the review process. Although our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, we may, in the future, identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations;
●	Cannabis and other controlled substances are highly regulated at the federal and state level, and authorizations for the production of cannabis for research are still in the early stages;
●	A denial of, or significant delay in obtaining, or any interruption of required government authorizations to grow cannabis or other controlled substances for federally sanctioned purposes would likely significantly, negatively impact us;
●	The U.S. wholesale market for cannabis and other controlled substances for research is of unknown size and is difficult to forecast;

●	FDA regulation of cannabis could negatively affect the cannabis industry, which would directly affect our financial condition;
●	Research in the United States, Canada and other countries on the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids, as well as other controlled substances, may cause adverse effects on our operations;
●	The very dynamic nature of the laws and regulations affecting the cannabis market (including the Rescheduling of cannabis under the Controlled Substances Act), the federal authorization of cannabis for research, or the state-regulated cannabis industry could materially adversely affect our proposed operations, and we cannot predict the impact that future laws or regulations may have on us;
●	The uncertainties around funding, construction, and growing an agricultural crop pose risks to our business;
●	The cannabis industry is subject to the risks inherent in an agricultural business, including environmental factors and the risk of crop failure;
●	We are subject to environmental regulations and laws, and failure to timely or completely comply with such regulations and laws, or failure to obtain or maintain applicable licenses, may adversely affect our business;
●	The growth of our business continues to be subject to new and changing federal, state, and local laws and regulations;
●	We are subject to risks, including delays, from our ongoing and future construction projects, which may result from reliance on third parties, delays relating to material delivery and supply chains, and fluctuating material prices, among other factors;
●	Our planned future sale of controlled substance products could expose us to significant product liability risks;
●	We will need to raise substantial additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms;
●	There is no guarantee that we will be able to continue to raise funds through our EB-5 Program, if and when such program receives the requisite regulatory approvals;
●	We are dependent on our banking relations, and while we currently have a stable banking relationship and operate in compliance with all applicable laws, we could have difficulty accessing or consistently maintaining banking or other financial services due to banks’ risk aversion toward serving even legal parts of the cannabis industry;
●	We may engage in future acquisitions or strategic transactions, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management;
●	We are subject to risks related to information technology systems, including cyber-security risks; successful cyber-attacks or technological malfunctions can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of confidential information and reputational risk, all of which would negatively impact our business, financial condition or results of operations;
●	Our common stock has a limited trading history and an active trading market may not develop or continue to be liquid, and the market price of our shares of common stock may be volatile;
●	The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control;
●	You may be diluted by issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price;
●	The future exercise of registration rights may adversely affect the market price of our common stock;

●	If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, its trading price and volume could decline;
●	We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors;
●	Provisions of our amended and restated certificate of incorporation and bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders;
●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members;
●	Our failure to meet the continuing listing requirements of Nasdaq could result in a de-listing of our securities;
●	If we cannot continue to satisfy the rules of Nasdaq, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them;
●	Your ownership interest will be diluted and our stock price could decline when we issue additional shares of common stock; and
●	We have issued warrants and may continue to issue additional securities in the future. The exercise of these warrants and the sale of the common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

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

We had negative operating cash flow for the years ended December 31, 2023 and December 31, 2022.

We had negative operating cash flow of $2,455,612 in the year ended December 31, 2023, and a negative operating cash flow of $2,265,770 for the year ended December 31, 2022. To the extent that we have negative operating cash flow in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to us.

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

U.S. GAAP and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, and income taxes, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results

We could be adversely affected by declines in discretionary consumer spending, consumer confidence and general and regional economic conditions.

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

BGC’s ability to grow its existing brand and develop or identify new growth opportunities depends in part on its ability to appropriately identify, develop and effectively execute strategies and initiatives. Failure to effectively identify, develop and execute strategies and initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations. These plans involve various risks discussed elsewhere in these risk factors, including:

●	we may not receive all the required government authority renewals or authorizations needed to realize our plans;

●	implementation of these plans may be delayed or may not be successful;

●	if BGC’s expanded product offerings and sales channels fail to maintain and enhance our distinctive brand identity, our brand image may be diminished, and our sales may decrease; and

●	implementation of these plans may divert management’s attention from other aspects of our business and place a strain on our management, operational and financial resources, as well as our information systems.

In addition, BGC’s ability to successfully carry out our plans to expand its product offerings may be affected by, among other things, laws and regulations pertaining to cannabis use and controlled substances research, economic and competitive conditions, changes in consumer spending patterns and consumer preferences. BGC’s expansion plans could be delayed or abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact its competitive position and reduce our revenue and profitability.

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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022, as a result of the restatement of our unaudited financial information as of and for the quarter ended June 30, 2022. We have strengthened our review controls around the issuance of shares of common stock and the recording of the associated expense by adding an additional reviewer to the review process. Although our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, we may, in the future, identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations .

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

Risks Related to our Business and Operations - Required DEA Authority To Grow and Process Controlled Substances

Controlled Substances are highly regulated at the federal and state level, and authorizations for the production of cannabis for research and other controlled substances are still in the early stages.

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

On May 14, 2021, the DEA announced that it planned to provide memorandums of agreement to an unspecified and unnamed number of companies to collaborate with the DEA “to facilitate the production, storage, packaging, and distribution of marijuana under the new regulations as well as other applicable legal standards and relevant laws.” The DEA’s final rule on the topic estimated that it would award licenses to between three and fifteen companies. To the extent these memorandums of agreement are finalized, the DEA anticipates issuing DEA registrations to these manufacturers. Each applicant will then be authorized to cultivate cannabis – up to an allotted quota – in support of the more than 575 DEA-licensed researchers across the nation. As of 2024, the DEA lists eight DEA-Registered cannabis manufacturers on its website. As individual manufacturers are granted DEA registrations, that information will be made available on DEA’s Diversion Control website. While other controlled substances the Company seeks DEA Registration for have not been as limited as cannabis for research, many are substances that have been historically understudied, and DEA has increased quotas for production of these substances due to increased research demand (for example, psilocybin and ibogaine). For both cannabis under the DEA program and for these other substances, the programs are either new or recently expanded due to research demand.

A denial of, or significant delay in obtaining, or any interruption of required government authorizations to grow cannabis and/or manufacture other controlled substances for federally sanctioned purposes would likely significantly, negatively impact us.

Our business plan depends heavily on receiving and maintaining the necessary state and federal authorizations to research cannabis and to grow cannabis, as well as to manufacture other controlled substances, for federally sanctioned research. Bright Green may not commence cannabis growing operations until both the State of New Mexico and the federal government, in particular the DEA, have signed off that Bright Green has met its obligations under state law and the MOA and is compliance with all applicable regulations. The same restriction applies to any expansion plans related to additional controlled substances as part of our “Drugs Made in America” plan. While the DEA has registered the Company to cultivate and manufacture cannabis, the registration is subject to an upcoming renewal in July 2024, and there is no guarantee that we will receive such renewal. We have not yet received DEA Registrations for the additional controlled substances that are part of our “Drugs Made in America” plan. The DEA’s denial of any authorizations or any delay in granting the authorization or renewal could have a significantly negative impact on our business plans, operations and financial results.

For the DEA Registration for bulk manufacturing of cannabis, BGC must comply with all terms agreed to in the MOA which include:

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

Furthermore, unless terminated for cause by the DEA, the MOA for the bulk manufacturing of cannabis is effective for an initial one-year term from its effective date, subject to automatic renewal for up to four additional one-year terms. There is no guarantee, however, that the needed authorizations will be obtained in the first place, or subsequently renewed at the one year or subsequent renewal terms. The authorizations for the “Drugs Made in America” controlled substances are pending.

Changes in the competitive landscape for cannabis and other controlled substances for federally sanctioned research could significantly, negatively impact us.

If the DEA awards additional Federal Registrations to grow cannabis for federally sanctioned research it would limit our competitive advantage. This would have a negative impact on our business plans, operations and financial results.

The U.S. wholesale market for cannabis and other controlled substances for research is of unknown size and is difficult to forecast.

BGC plans to operate in a novel market which currently only has seven other participants. The extent to which the DEA will expand the current cannabis research program, and the supply that the DEA will require from bulk manufacturers to furnish researchers with cannabis is unknown and unprecedented. Because this market is new and novel, there are risks to predicting the market size and the resulting revenue BGC will obtain from government contracts to supply cannabis researchers, should the DEA registration be obtained, and any such projections may prove inaccurate. The market for some of the other controlled substances that are part of our “Drugs Made in America” plan, is similarly novel and undeveloped, for example for psilocybin, ibogaine, mescaline, and other controlled substances.

We may not develop as many cannabis or controlled substances products or a crop of the consistency, quantity, or quality that we expect, which could have a negative adverse effect on our business plan and profitability.

Our success depends on our ability to attract and retain research and pharmaceutical customers, but we face competition in obtaining customers for our cannabis materials and products. There are many factors that could impact our ability to attract and retain customers, including our ability to successfully compete based on price, produce high quality or consistent crops, continually produce desirable and effective APIs and products that are superior to others in the market, and the successful implementation of our customer acquisition plan and the continued growth in the aggregate number of potential customers. Competition for customers may result in increasing our costs while also lowering the market prices for our products, and reduce our profitability. If we are not successful in attracting and retaining customers, we may fail to be competitive or achieve profitability or sustain profitability over time.

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

Additionally, the FDA may, in the future, decide to regulate cannabis products, which could significantly accelerate or stall the development and sale of cannabis-based products. Currently, there is uncertainty regarding the FDA’s path forward regarding cannabis. If the FDA were to regulate cannabis, it is possible that it would distinguish between DEA-approved facilities like Bright Green’s, and commercial cannabis retailers selling directly to consumers in state-legal markets. Because Bright Green’s products are not going directly to consumers, and would only reach consumers via a prescription drug that has undergone FDA clinical trials and safety testing, it is likely that the majority of the FDA’s regulation would affect state-legal cannabis operators more so than Bright Green. However, the effect of future FDA regulation on cannabis remains uncertain and could also have an adverse effect on our business operations, operating costs, and performance. Moreover, there is no guarantee that the FDA will find our products safe or effective or grant us the required approvals under the FDCA, which may inhibit our business prospects even in the case that the federal government were to legalize cannabis, and could also create unforeseen costs created by requirements to comply with the FDCA. The same risks that apply to cannabis would also apply to many of our “Drugs Made in America” controlled substances should the FDA seek to regulate them.

Research in the United States, Canada and other countries on the medical benefits, viability, safety, efficacy and dosing of cannabis, isolated cannabinoids, and other controlled substances may cause adverse effects on our operations.

Historically stringent regulations related to cannabis and other Schedule I and Schedule II controlled substances have made conducting medical and academic studies challenging. Many statements concerning the potential medical benefits of cannabinoids are based on published articles and reports, and as a result, such statements are subject to the experimental parameters, qualifications and limitations in the studies that have been completed. Future research and clinical trials may draw different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, and other controlled substances which have been similarly understudied, which could adversely affect social acceptance of cannabis and the demand for their products.

There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention, or other research findings or publicity will be favorable to the cannabis market or any particular controlled substance product or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for the cannabis products of a portfolio company. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis (or other controlled substances we seek to produce, such as psilocybin), or our products specifically, or associating the consumption of cannabis or other controlled substances with illness or other negative effects or events, could adversely affect our business. This adverse publicity could arise even if the adverse effects associated with cannabis or other controlled substances products resulted from consumers’ failure to use such products legally, appropriately or as directed.

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

Additionally, we may be subject to a variety of laws, regulations and guidelines in each of the jurisdictions in which we distribute cannabis and where we plan to distribute other controlled substances, which may differ among these various jurisdictions. Complying with multiple regulatory regimes will require additional resources and may impede our ability to expand into certain jurisdictions. For example, even if cannabis were to become legal under U.S. federal law, companies operating in the cannabis industry would have to comply with all applicable state and local laws, which may vary greatly between jurisdictions, increasing costs for companies that operate in multiple jurisdictions.

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

The growing of cannabis is an agricultural process. The same applies to cultivating or propagating other controlled substances. As such we are subject to the risks inherent to an the agricultural business, including risks of crop failure presented by weather, climate change, water scarcity, fires, insects, plant diseases and similar agricultural risks. Although some cannabis production is conducted indoors under climate-controlled conditions, cannabis continues to be grown outdoors, and in our case, in greenhouses using natural light, which is susceptible to climate change, and there can be no assurance that artificial or natural elements, such as insects and plant diseases, will not entirely interrupt production activities or have an adverse effect on the production of cannabis and, accordingly, our operations, which could have an adverse effect on our business, financial condition and results of operations.

We may be vulnerable to rising energy costs, and an increase or volatility in energy prices may adversely affect our business and results of operations.

Cannabis and controlled substances growing operations consume considerable energy, which makes us vulnerable to rising energy costs and/or the availability of stable energy sources. Accordingly, rising or volatile energy costs or the inability to access stable energy sources may have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to several risks in connection with the construction of our projects, including the availability and performance of engineers and contractors, suppliers and consultants, the availability of funding, and the receipt of required governmental approvals, licenses and permits, and the projected timeline for construction, which could change due to delays. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we are dependent in connection with our construction activities, a delay in or failure to receive or renew the required governmental approvals, licenses and permits in a timely manner or on reasonable terms, or a delay in or failure in connection with the completion and successful operation of the operational elements in connection with construction could delay or prevent the construction of the additional phases of the facilities as planned. There can be no assurance that current or future construction plans implemented by us will be successfully completed on time, within budget and without design defect, that the necessary personnel and equipment will be available in a timely manner or on reasonable terms to complete construction projects successfully, that we will be able to obtain all necessary governmental approvals, licenses and permits, or that the completion of the construction, the start-up costs and the ongoing operating costs will not be significantly higher than anticipated by us. Any of the foregoing factors could adversely impact our operations and financial condition.

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

Logistical problems, unexpected costs, and delays in facility construction, which we cannot control, can cause prolonged disruption to or increased costs of third-party transportation services used to ship materials, which could negatively affect our facility building schedule, and more generally our business, financial condition, results of operations and prospects. If we experience significant unexpected delays in construction, we may have to delay or limit our production depending on the timing and extent of the delays, which could harm our business, financial condition and results of operation.

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

Our planned future sale of cannabis and controlled substances products could expose us to significant product liability risks.

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

Recent Enforcement by U.S. Customs and Border Protection (CBP) against State Legal Cannabis in New Mexico Could Disrupt Transport of Our Products and Reduce Our Profitability

Recently, U.S. Customs and Border Protection (“CBP”) has conducted several seizures of state-legal cannabis products at interior checkpoints in New Mexico, around the Las Cruces area. These seizures have involved detaining industry workers, confiscating hundreds of pounds of cannabis, and disrupting the transportation of products from southern New Mexico to testing facilities and retailers in the central and northern parts of the state. This may represent a policy change at CBP that is inconsistent with current federal non-enforcement of state-legal operations, and has raised concerns among industry stakeholders and state lawmakers. While our Company’s cannabis products are federally legal, unlike state-legal cannabis that has been seized by CBP in New Mexico, the confusion around the laws by a government agency like CBP could still result in our product being seized, or the transport of our product being disrupted. The loss of product due to a seizure by CBP could interrupt our business and cause us to lose profitability, particularly if it is a key shipment that is disrupted by CBP intervention. Additionally, a seizure of our legal products would require significant management attention and potential legal fees and other expenses.

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

Designing and constructing cultivation, processing and distribution facilities and cultivating and producing cannabis and other controlled substances is expensive. Changing circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, we may incur costs for the design and construction of cultivation, processing and dispensary facilities that greatly exceed our current budget for such projects. Alternatively, we may identify opportunities to acquire additional cannabis licenses or other controlled substances licenses that we believe would be beneficial to us. The acquisition of such licenses, and the cost of acquiring the related cultivation, processing or distribution facilities or, if not in existence or completed, the design and construction of such facilities may require substantial capital. In such events, we may need to raise additional capital to fund the completion of any such projects.

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

On February 1, 2023, we initiated our EB-5 Program, whereby we may issue up to an aggregate of 12,609,152 shares of common stock to accredited or institutional investors, at a price of $39.99 per share. As of the date of this Annual Report, we have issued an aggregate of 44,010 shares.

On March 29, 2024, we modified our private placement offering authorizing 20,000,000 shares to be sold at $2.00 per share pursuant to the U.S. government’s EB-5 immigrant investor program.

There is no guarantee that we will raise sufficient funds under the EB-5 Program to avoid the need for parallel fundraising activities. If we are required to conduct additional fundraising activities and we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from executing upon our business plan. This would have a material adverse effect on our business, financial condition and results of operations. See “Item 1A. Risk Factors – We will need to raise substantial additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms”, and “Item 1. Business – Bright Green EB-5 Program” for more information.

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

We may engage in future acquisitions or strategic transactions, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

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

Our common stock is listed and traded on Nasdaq. Prior to the listing on Nasdaq, there had not been a public market for our common stock, and an active market for our common stock may not develop or be sustained, which could depress the market price of our securities and could affect the ability of our stockholders to sell our common stock at favorable prices. In the absence of an active public trading market, investors may not be able to liquidate their investments in our shares of common stock. An inactive market may also impair our ability to raise capital by selling our common stock or equity-linked securities, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using our common stock or equity-linked securities consideration. Further, the market price of our common stock has been and may continue to be, volatile. Between May 17, 2022, the date our common stock began trading on Nasdaq, and April 11, 2024, the market price of our common stock ranged from a high of $58.00 on May 18, 2022 to a low of $0.1501 on February 13, 2024.

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

Publicly traded companies’ stock prices in general, and our stock price in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, between May 17, 2022, the date our common stock began trading on Nasdaq, and April 11, 2024, the market price of our common stock ranged from a high of $58.00 on May 18, 2022 to a low of 0.1501 on February 13, 2024. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a proportion of our common stock has been, and may continue to be, traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in the market price. Additionally, these and other external factors have caused, and may continue to cause, the market price and demand of our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

On December 12, 2022, our stockholders approved the Bright Green Corporation 2022 Omnibus Equity Compensation Plan (the “Plan”). An aggregate of 13,547,384 shares of common stock are reserved for issuance under the Plan, and awards under the Plan may come in the form of options (including non-qualified options and incentive stock options), SARs, restricted shares, performance shares, deferred stock, restricted stock units, dividend equivalents, bonus shares or other stock-based awards .

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

On August 16, 2023, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our common stock was below the $1.00 per share requirement for the last 30 consecutive business days (the “Bid Price Rule”). The Notice Letter stated that we have 180 calendar days, or until February 12, 2024, to regain compliance with the minimum bid price requirement.

On February 13, 2024, we received notice (the “Approval”) from Nasdaq that the Company has been granted an additional 180-day grace period, or until August 12, 2024, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least 10 consecutive business days on or prior to August 12, 2024. If the Company fails to regain compliance during the additional compliance period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company would have an opportunity to appeal the delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”), but there can be no assurance that the Panel would grant the Company’s request for continued listing. As a condition of the Approval imposed by Nasdaq Listing Rule 5810(c)(3)(a), the Company notified Nasdaq that it would seek to implement a reverse stock split, if necessary, to regain compliance with the Bid Price Rule.

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

Under our EB-5 Program, as modified on March 29, 2024, we may issue up to an aggregate of 20,000,000 shares of common stock.

We have issued warrants and may continue to issue additional securities in the future. The exercise of these warrants and the sale of the common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

As of December 31, 2023, we have issued and have outstanding warrants to purchase (i) 9,323,810 shares of common stock initially exercisable at a price of $1.05 per share, subject to adjustment as described therein, and has since been reduced to $0.95 per share as a result of the May 2023 modification, (ii) 3,684,210 shares of common stock at an exercise price of $0.95 per share, and (iii) 2,827,960 shares of common stock at an exercise price of $3.00, subject to adjustment as described therein. Because the market for our common stock may be thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock. Furthermore, the mere existence of a significant number of shares of common stock issuable upon exercise of our outstanding securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity.

We operate in the cannabis sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Both our executive management team and our board of directors are involved in the assessment, identification, and management of such risks, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

Our executive management team is responsible for day-to-day assessment, identification and management of material risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. The executive management team monitors current events in order to remain aware of current cybersecurity threats and is informed of cybersecurity incidents as they arise by our frontline personnel.

Our board of directors is responsible for oversight of risks from cybersecurity threats in conjunction with our executive management team. Our board of directors receives updates from our management team with respect to risks from cybersecurity threats and are notified of any new significant cybersecurity threats or incidents as they arise. Additionally, our board of directors considers risks from cybersecurity threats as part of its overall assessment of risk management, including its general oversight of the Company’s business strategy, risk management policies, and financials.

To date, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our business strategy, results of operations or financial condition, and we are not aware of any cybersecurity incidents that are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For further information regarding the risks associated with cybersecurity incidents, see “Risk Factors-Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security or those of third-party providers” in Item 1A of this Annual Report on Form 10-K.

Item 2. Properties.

The following table sets forth the Company’s owned and leased physical properties as of December 31, 2023, which include corporate offices, cultivation and production facilities (operating and under construction). In addition to the currently owned and leased property, the Company holds two options, each for the purchase of 300 acres of land in Grants, New Mexico.

Property Type	Owned/Leased	County	State
Agricultural Property – 40 acres	Owned	Cibola	New Mexico
Agricultural Property – 70 acres	Owned	Cibola	New Mexico
Office	Leased	Broward	Florida

As of December 31, 2023, we notified the land owners of our intention to exercise the two options and are in process of negotiating final terms of acquisition, which is contingent on financing.

Corporate Headquarters

Our principal executive offices are located at 1033 George Hanosh Boulevard Grants, NM 87020, and our telephone number is (833) 658-1799. The Company believes that its existing facilities and other available properties will be sufficient for its needs for the foreseeable future.

Item 3. Legal Proceedings.

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

●	Bright Green Corporation v. John Fikany, D-1333-CV-202000231, State of New Mexico, County of Cibola, Thirteenth Judicial District. On October 23, 2020, the Company filed a complaint for declaratory judgment against a consultant of the Bright Green Group of Companies, an entity unrelated to the Company, to determine if defendant is entitled to 5,000,000 shares of the Company’s common stock, based on a failure to fulfil agreed upon conditions precedent to earning such shares from the Company. Defendant counterclaimed and filed a third-party claim against Lynn Stockwell, founder and a director of the Company, and Ms. Stockwell’s husband, for claims including wrongful termination and breach of contract. The Company denies defendants allegations and have set forth arguments refuting defendant’s counterclaims and third-party claims. The trial date for the case has been scheduled for April 22, 2024.

●	Bright Green Corporation v. Jerry Capussi, D-1333-CV-202000252, State of New Mexico, County of Cibola, Thirteenth Judicial District. On November 16, 2020, the Company and defendant, a former consultant of Sunnyland Farms Inc, an entity unrelated to the Company, each filed claims for declaratory judgment seeking to determine by court order whether defendant is entitled to (i) shares of common stock in the Company (amounting to no more than 108,000 shares) or (ii) fair market value of defendant’s equity ownership of BGGI. The lawsuit is in early discovery stages, and we are preparing arguments for a summary judgment motion. There are no claims for specific monetary liability against either party.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on Nasdaq under the symbol “BGXX”. On April 11, 2024, the closing price of our common stock was $0.24 per share.

Holders of Our common stock

As of April 11, 2024, we had 100 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2023 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes included in Part II, Item 8 of this Annual Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.” Please also refer to the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a first-mover in the U.S. federally-authorized cannabis space. BGC is one of a few companies who have received from the U.S. Drug Enforcement Administration (the “DEA”), a federal controlled substances registration for the bulk manufacturing of cannabis under DEA Registration No. RB0649383 (the “DEA Registration”), which allows the Company to produce and export federally legal cannabis, cannabis extracts, and tetrahydrocannabinol in the U.S. We received the DEA Registration on April 28, 2023, pursuant to the Memorandum of Agreement (the “MOA”) with the DEA entered into on April 27, 2023, which replaced the 2021 Memorandum of Agreement (the “2021 MOA”) (DEA Document Control Number W20078135E). In May 2023, we received a second DEA Registration for Importing Schedule I Controlled Substances under DEA Registration No. RB0650754.

Unlike state-licensed cannabis companies who engage in commercial sales to consumers, and whose businesses are legal under state law but not federal law, subject to the milestones and requirements set forth herein, we are authorized by the federal government to sell cannabis commercially for research and manufacturing purposes, export cannabis for international cannabis research purposes, and sell cannabis to DEA-registered pharmaceutical companies for the production of medical cannabis products and preparations. Our business activities under the DEA Registration are subject to applicable federal law and regulations and to our obligations under the MOA we entered into with the DEA. Our DEA Registration is valid through July 31, 2024. For our cannabis business line, we plan to focus on the development of cannabis strains and sales of cannabis and hemp products with high contents of CBN (cannabinol) and CBG (cannabigerol).

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

In addition to hemp and cannabis, we plan to manufacture additional plant-based medicines derived from controlled substance plants and fungi, including but not limited to, psilocybin, peyote cactus, and opium poppy as part of our “Drugs Made in America” strategy. In February 2024, we received approval from the New Mexico Board of Pharmacy to produce additional Schedule I and Schedule II controlled substances at our Grants, NM facility (NM Board of Pharmacy License Nos. CS02324187 and WD20220144). We have applied for an additional DEA Bulk Manufacturing Registration for these additional Schedule I and Schedule II controlled substances. Our decision to expand beyond cannabis to other plant-based medicines is in response to increased demand for additional controlled substances, the growing need to bolster domestic supply and production of plant based medicines, and the DEA’s recent decision to increase quotas for certain psychedelic controlled substances. Psilocybin, in particular, has received significant media attention in recent years, and clinical trials on the drug’s potential are underway at the Johns Hopkins Center for Psychedelic & Consciousness Research, the University of California, New York University, the University of Michigan, Yale University, and the Usona Institute, among others. Additionally, in July 2023, the American Medical Association (“AMA”) published language for new Current Procedural Terminology (“CPT”) III codes for psychedelic therapies. The codes went into effect on January 1, 2024. These new CPT codes will facilitate reimbursement and access to FDA-approved psychedelic therapies in the U.S. While no psychedelic-assisted therapy has yet been approved by the FDA, several potential new drugs are in various phases of clinical trials with the potential for at least one approval in 2024. The additional DEA Bulk Manufacturing Registration that Bright Green is seeking will allow us to supply the growing demand for psychedelic and plant-based medicine research, as well as to produce Active Pharmaceutical Ingredients (“APIs”) for a number of key pharmaceutical drugs. Given the recent prescription drug shortages experienced both in the U.S. and in other countries, our additional approval would allow us to meet U.S. demand for these drugs and contribute a consistent domestic supply of these drugs both for API and for research purposes.

Because cannabis, and the other future controlled substances we have applied for DEA Registration to manufacture, are still Schedule I and Schedule II controlled substances in the U.S., they have been historically under-researched. Though the majority of Americans now live in states where cannabis is legal, the full potential of the cannabis plant (and other controlled substance plants) for medicinal use remains understudied due to limited access to federally-approved cannabis and other controlled substances. The DEA recently issued a call for more cannabis research supply based on the increased demand for cannabis research in the U.S. As described herein, on April 28, 2023, we received the DEA Registration, which allows us to produce federally legal cannabis, cannabis extracts, and tetrahydrocannabinol and to sell legally within the U.S. to licensed researchers and pharmaceutical companies, in addition to qualifying us to export cannabis internationally. In January 2024, the DEA increased its quotas not only for cannabis but also for psilocybin and other psychedelics to meet medical and scientific needs. Our plan to expand our business to include additional controlled substances is in line with our Company’s mission and is in response to increased demand for these historically understudied plant medicines.

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

Having received our DEA Registration for the Bulk Manufacturing of cannabis, we are permitted to cultivate and manufacture cannabis, supply cannabis researchers in the U.S. and globally, and produce cannabis for use in pharmaceutical production of prescription medicines within the U.S. Our DEA Registration permits our cannabis activities under federal law, which sets BGC apart from most other U.S. cannabis companies.

We have assembled an experienced team of medical professionals and researchers, international horticultural growers and experts, and construction and cannabis production professionals, which we believe position us as a future industry leader in the production of plant-based medicines.

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

Results of Operations

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

Revenue:

We are a start-up company and have not generated any revenues for the year ended December 31, 2023 and 2022. We can provide no assurance that we will generate sufficient revenues from our intended business operations to sustain a viable business operation.

Operating Expenses:

We incurred operating expenses in the amount of $8,891,380 for the year ended December 31, 2023, as compared with $27,313,922 for the same period ended December 31, 2022. Our operating expenses for all periods consisted entirely of general and administrative expenses and depreciation. The detail by major category within general and administrative expenses for the year ended December 31, 2023 and 2022 is reflected in the table below.

	For the year ended
	2023	2022

Stock-based compensation	$3,829,218	$18,833,781
Professional fees	2,896,749	6,260,289
Officer salaries	666,136	696,614
Other expenses	401,491	125,361
Insurance	139,291	145,993
Licenses	90,630	87,304
Travel	78,422	232,794
Property taxes	56,941	58,054
Office salaries	50,128	52,358
Advertising	43,867	78,193
Land option	-	38,500
Total general and administrative expenses	$8,252,873	$26,609,241
Depreciation	638,507	704,681
Total operating expenses	$8,891,380	$27,313,922

Our general and administrative expenses decreased by $18,356,368 for the year ended December 31, 2023, as compared to December 31, 2022, and was primarily due to decreased spending on stock-based compensation to executives and consultants, and professional fees associated with our direct listing in May 2022.

We expect our general and administrative expenses to increase in future quarters as we continue with our SEC reporting obligations and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash of $10,059 compared to $414,574 as of December 31, 2022. The decrease of 404,515 in cash was mainly attributable to the use of funds for the construction in progress, deposits for equipment, and the costs associated with the Company’s SEC filings. This was partly offset by cash received from the sales of the Company’s common stock of $3,104,750, $880,000 through the sales of the Company’s common stock from the Company’s EB-5 Program, $210,000 from the exercise of warrants, and $200,000 from a draw on the line of credit.

Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities, an advance from the Company’s Chairwoman, and draws on the line of credit provided by the Company’s Chairwoman. As of December 31, 2023 and 2022, the Company had a total stockholders’ equity of $10,964,945 and $11,578,836, respectively.

The Company is in the initial stages of building facilities to grow, research, and distribute medical plants. It has incurred recurring losses from operations and, as of December 31, 2023 and 2022, had an accumulated deficit of $47,203,469 and $34,075,821, respectively, and negative working capital of $5,968,030 and $7,030,929, respectively. The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the consolidated financial statements were authorized to be issued. Therefore, the Company’s continued existence depends on its ability to continue executing its operating plan and obtaining additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing, and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors or credit facilities in a timely manner, the Company will explore available options, including but not limited to an equity-backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan to slow down the pace of development and commercialization.

Sources of Liquidity

During the year ended December 31, 2023, the Company raised $3,104,750 through the issuance of the Company’s common stock and accompanying warrants to purchase shares of the Company’s common stock from the Company’s private placement offering in May 2023, $880,000 through issuances of the Company’s common stock from the Company’s EB-5 Program, and $210,000 through the exercise of warrants. The Company has drawn $400,000 from the Company’s $15 million related party line of credit.

Cash Flows

Operating Activities

	For the years ended
	December 31, 2023	December 31, 2022

Net cash used in operating activities	(2,455,612)	(2,265,770)

During the years ended December 31, 2023 and 2022, all cash used in operating activities was for general and administrative expenses.

Investing Activities

	For the years ended
	December 31, 2023	December 31, 2022

Net cash used in investing activities	(2,533,653)	(14,368,944)

During the year ended December 31, 2023, all cash used in investing activities was for the construction of the greenhouse.

During the year ended December 31, 2022, cash used in investing activities was $10,522,242 for the construction of the greenhouse, $2,689,115 to purchase an equity method investment, and $1,157,587 for deposits made towards an equipment purchase and a construction contract.

Financing Activities

	For the years ended
	December 31, 2023	December 31, 2022

Net cash provided by financing activities	4,584,750	15,766,723

During the year ended December 31, 2023, cash provided by financing activities were proceeds of $3,974,750 from the issuance of common stock and warrants, net of issuance costs, $210,000 from warrants exercised, and $400,000 from the related party line of credit.

During the year ended December 31, 2022, cash provided by financing activities were proceeds of $12,186,733 from the issuance of common stock and warrants, net of issuance costs, and $3,579,990 from the related party line of credit.

Contractual Obligations and Commitments

The Company does not have any short or long-term contractual purchases with suppliers for future purchases, capital expenditure commitments that cannot be cancelled with minimal fees, noncancelable operating leases, or any commitment or contingency that would hinder management’s ability to scale down operations and management expenses until funding is raised.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 3 “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in this Annual Report on Form 10-K. During the year ended December 31, 2023, no material changes were made to the Company’s significant accounting policies.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 to the Company’s consolidated financial statements.

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

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, until those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an emerging growth company or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which we will adopt the recently issued accounting standard.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the years ended December 31, 2023 and 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

As of December 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets: (ii) provide reasonable assurance (a) transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting policies (b) our receipts and expenditures are being made only in accordance with authorizations of our management and directors: and (c) regarding the prevention or timely detection of the unauthorized acquisition use or disposition of assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In adopting the 2013 Framework , management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As described above, we implemented certain remediation efforts as a result of the error identified in our financial statements for the quarter ended June 30, 2022, and the corresponding material weakness identified by management in such period. An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Except as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

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

(3) Exhibits:

Exhibit	Description
2.1	Agreement and Plan of Merger between Bright Green Corporation and Bright Green Grown Innovation LLC dated May 28, 2019, filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
2.2	Agreement and Plan of Merger between Bright Green Corporation and Grants Greenhouse Growers Inc. dated as of October 30, 2020, filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
2.3	Agreement and Plan of Merger between Bright Green Corporation and Naseeb Inc. dated as of November 10, 2020, filed as Exhibit 2.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
3.1	Certificate of Incorporation of the registrant, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
3.2	Amended and Restated Certificate of Incorporation of the registrant, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 7, 2022.
3.3	Bylaws of the registrant, filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
3.4	Amended and Restated Bylaws of the registrant, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 7, 2022.
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Bright Green Corporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2022.
4.1	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2022.
4.2*	Description of Registrant’s Securities
4.3	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2023
4.4.	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2023.
10.1	Memorandum of Agreement between Bright Green Corporation and the Department of Justice, Drug Enforcement 7 Administration, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
10.2	Line of Credit Note, dated June 4, 2022, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 7, 2022
10.3	Executive Employment Agreement with Edward Robinson, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
10.4	Consulting Agreement with Saleem Elmasri, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022

10.5#	Securities Purchase Agreement dated September 7, 2022, by and between the Company and the purchasers thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022
10.6	Registration Rights Agreement dated September 12, 2022, by and between the Company and the purchasers thereto, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022
10.7	Placement Agent Agreement dated September 12, 2022 by and between the Company and EF Hutton, division of Benchmark Investments, LLC, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022
10.8¥	Executive Employment Agreement, dated September 22, 2022, by and between Bright Green Corporation. and Terry Rafih filed, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2022.
10.9	Secondary Stock Purchase Agreement and Release dated October 3, 2022, by and among Bright Green Corporation, Alterola Biotech, Inc. and the Sellers (as defined therein), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2022.
10.10	Amendment and Restated Line of Credit Note, dated November 14, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022.
10.11¥	Bright Green Corporation 2022 Omnibus Equity Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2022.
10.12¥	Executive Employment Agreement, dated as of February 9, 2023, by and between Bright Green Corporation. and Seamus McAuley, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023.
10.13	Memorandum of Agreement, dated April 27, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023
10.14	Addendum to Memorandum of Agreement, dated April 27, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023
10.15#	Securities Purchase Agreement dated May 21, 2023, by and between the Company and the purchasers thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2023
10.16	Registration Rights Agreement dated May 24, 2023, by and between the Company and the purchasers thereto, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2023
10.17	Placement Agency Agreement dated May 21, 2023 by and between the Company and EF Hutton, division of Benchmark Investments, LLC, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2023
10.18 ¥	Executive Employment Agreement, dated as of September 20, 2023 and Effective October 2, 2023, by and between Bright Green Corporation and Gurvinder Singh, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023
10.19¥	Memorandum of Understanding between Bright Green Corporation and Terry Rafih, dated February 15, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2024
10.20¥	Scope of Work between Bright Green Corporation and Titan Advisory Services LLC, dated March 7, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2024.
10.21	Credit Agreement dated March 14, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2024.
10.22	Settlement Agreement and Release dated March 13, 2024, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2024.

10.23¥	Executive Employment Agreement, dated as of March 29, 2024 and Effective March 31, 2024, by and between Bright Green Corporation and Gurvinder Singh, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2024.
21.1*	List of subsidiaries of the registrant
23.1*	Consent of SRCO, C.P.A., Professional Corporation
24.1*	Power of Attorney (included on the signature page of this Annual Report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Bright Green Corporation Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

#Certain schedules and exhibits have been omitted pursuant to Item 601(A)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the SEC or its staff upon its request.

¥ Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT GREEN CORPORATION

Date: April 16, 2024

	By:	/s/ Gurvinder Singh
	Name:	Gurvinder Singh
	Title:	Chief Executive Officer

The undersigned officers and directors of Bright Green Corporation, hereby severally constitute and appoint Gurvinder Singh and Saleem Elmasri, and each of them individually, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorneys and agents, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gurvinder Singh	Chief Executive Officer and Director	April 16, 2024
Gurvinder Singh	(Principal Executive Officer)

/s/ Saleem Elmasri	Chief Financial Officer	April 16, 2024
Saleem Elmasri	(Principal Financial Officer)

/s/ Sean Deson	Director	April 16, 2024
Sean Deson

/s/ Lynn Stockwell	Director	April 16, 2024
Lynn Stockwell, Director

/s/ Dean Valore	Director	April 16, 2024
Dean Valore, Director

/s/ Robert Arnone	Director	April 16, 2024
Robert Arnone, Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Bright Green Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bright Green Corporation and its subsidiary (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2023 and 2022 and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the United States Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2021 East Amherst, NY April 16, 2024	/s/ SRCO, C.P.A., Professional Corporation SRCO, C.P.A., Professional Corporation (6722) CERTIFIED PUBLIC ACCOUNTANTS

BRIGHT GREEN CORPORATION

Consolidated Balance Sheets

As at December 31, 2023 and 2022

(Expressed in United States Dollars)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$10,059	$414,574
Prepaid expenses and other assets	258,230	77,847
Total current assets	268,289	492,421

Deposits (Notes 5, 9, and 16)	-	1,157,587
Other investment held at fair value (Note 6)	726,343	-
Equity method investment (Note 6)	-	3,990,960
Property, plant, and equipment (Notes 7 and 16)	16,407,415	17,146,325
Intangible assets (Note 8)	1,000	1,000

Total assets	$17,403,047	$22,788,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (Notes 14 and 16)	$4,175,220	$5,033,831
Accrued liabilities (Note 14)	411,099	447,325
Due to others (Note 6)	1,650,000	1,650,000
Due to related party (Note 10)	-	392,194
Total current liabilities	6,236,319	7,523,350

Long-term liabilities
Related party line of credit note (Notes 10, 11, 14 and 16)	201,783	3,686,107
Total long-term liabilities	201,783	3,686,107

Total liabilities	6,438,102	11,209,457

STOCKHOLDERS’ EQUITY
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2023 and December 31, 2022, respectively (Note 11)	-	-
Common stock; $.0001 par value; 500,000,000 stock authorized; 184,758,818 and 173,304,800 stock issued and outstanding at December 31, 2023 and December 31, 2022, respectively (Note 11)	18,476	17,329
Additional paid-in capital (Notes 11)	58,149,938	45,637,328
Accumulated deficit	(47,203,469)	(34,075,821)
Total stockholders’ equity	10,964,945	11,578,836

Total liabilities and stockholders’ equity	$17,403,047	$22,788,293

Going Concern (Note 2)
Commitments (Note 9)
Contingencies (Note 15)
Subsequent Events (Note 16)

The accompanying notes are an integral part of the consolidated financial statements.

BRIGHT GREEN CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

	Years Ended
	December 31, 2023	December 31, 2022

Revenue	$-	$-

Expenses

General and administrative expenses	8,252,873	26,609,241
Depreciation	638,507	704,681
Total operating expenses	8,891,380	27,313,922

Loss from operations	$(8,891,380)	$(27,313,922)

Other expense

Foreign currency transaction loss	1,625	-
Loss on forfeited deposit (Notes 5, 9, and 16)	970,026	-
Change in fair value of assets, net (Note 6)	3,045,954	-
Change in fair value of voting agreement derivative	-	213,000
Total other expense	4,017,605	213,000

Loss before income taxes and equity in net losses of affiliate	$(12,908,985)	$(27,526,922)

Income tax expense (Note 13)	-	-

Loss before equity in net losses of affiliate	$(12,908,985)	$(27,526,922)

Equity in net losses of affiliate (Note 6)	(218,663)	(135,155)

Net loss and comprehensive loss	$(13,127,648)	$(27,662,077)

Weighted average common shares outstanding - basic and diluted	178,574,014	162,058,082

Net loss per common share - basic and diluted	$(0.07)	$(0.17)

The accompanying notes are an integral part of the consolidated financial statements.

BRIGHT GREEN CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity

Balance, December 31, 2021	157,544,500	$15,754	$14,618,389	$(6,413,744)	$8,220,399

Common stock issued for cash (Note 11)	312,500	31	3,049,969	-	3,050,000
Common stock and warrants issued for cash in private placement, net of issuance costs of $863,267 (Note 11)	9,523,810	952	9,135,781	-	9,136,733
Common stock issued for services (Note 11)	6,036,990	603	18,850,629	-	18,851,232
Common stock cancelled that was issued for services (Note 11)	(113,000)	(11)	(17,440)	-	(17,451)
Net loss	-	-	-	(27,662,077)	(27,662,077)

Balance, December 31, 2022	173,304,800	$17,329	$45,637,328	$(34,075,821)	$11,578,836

Common stock and warrants issued for cash in a private placement, net of issuance costs of $395,250 (Note 11)	3,684,210	368	3,104,382	-	3,104,750
Warrants exercised for cash (Note 11)	200,000	20	209,980	-	210,000
Common stock issued for a cashless conversion from related party LOC for EB-5 program (Notes 10 and 11)	22,005	2	879,998	-	880,000
Common stock and warrants issued for a cashless conversion of related party LOC, net of issuance costs of $10,000 (Notes 10 and 11)	2,827,960	283	3,609,506	-	3,609,789
Common stock issued for cash for EB-5 program (Note 11)	22,005	2	879,998	-	880,000
Common stock issued for services (Note 11)	4,697,838	472	3,234,268	-	3,234,740
Stock options issued for services (Notes 11 and 12)	-	-	594,478	-	594,478
Net loss	-	-	-	(13,127,648)	(13,127,648)

Balance, December 31, 2023	184,758,818	$18,476	$58,149,938	$(47,203,469)	$10,964,945

The accompanying notes are an integral part of the consolidated financial statements.

BRIGHT GREEN CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

	Years Ended
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,127,648)	$(27,662,077)

Adjustments to reconcile net cash used in operating activities:
Change in fair value of voting agreement derivative	-	213,000
Loss on forfeited deposit	970,026	-
Change in fair value of assets, net	3,045,954	-
Equity in net losses of affiliate	218,663	135,155
Depreciation	638,507	704,681
Stock-based compensation	3,829,218	18,833,781
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(40,766)	90,379
Accounts payable	1,823,389	4,883,896
Accrued liabilities	(36,226)	429,298
Accrued interest	223,271	106,117
Net cash used in operating activities	(2,455,612)	(2,265,770)

CASH FLOWS FROM INVESTING ACTIVITIES

Deposits	-	(1,157,587)
Purchase of equity method investment	-	(2,689,115)
Purchase of property, plant, and equipment	(2,533,653)	(10,522,242)
Net cash used in investing activities	(2,533,653)	(14,368,944)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party line of credit	400,000	5,191,057
Payments to related party line of credit	-	(1,611,067)
Proceeds from issuance of common stock	880,000	3,050,000
Proceeds from issuance of common stock and warrants, issued in private placement, net of issuance costs	3,104,750	9,136,733
Payments to issuance costs for issuance of common stock and warrants issued in cashless conversion of related party line of credit	(10,000)	-
Proceeds from warrants exercised	210,000	-
Net cash provided by financing activities	4,584,750	15,766,723

NET DECREASE IN CASH	(404,515)	(867,991)
CASH, BEGINNING OF YEAR	414,574	1,282,565
CASH, END OF YEAR	$10,059	$414,574

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING & FINANCING ACTIVITIES
Transfer from due to related party to related party LOC	$392,194	$-
Transfer from deposit on equipment to prepaid expenses and other assets	$139,617	$-
Related party LOC in exchange for common stock for EB-5 program	$(880,000)	$-
Related party LOC in exchange for common stock and warrants	$(3,619,789)	$-
Adjustment to construction in progress for cancellation of agreement	$(2,682,000)	$-
Due to others for purchase of common stock in Alterola Biotech, Inc.	$-	$1,650,000

The accompanying notes are an integral part of the consolidated financial statements.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

1. Description of Business and Organization

Bright Green Corporation was incorporated on April 16, 2019, under the Delaware General Corporation Law. The Company’s principal executive office is located in Grants, New Mexico. The Company holds the land, greenhouse, and patents required in the growth, production, and research of medicinal plants. When used herein, the terms the “Company,” “our,” “us,” “we,” or “Bright Green” refers to Bright Green Corporation and its consolidated subsidiary.

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

On September 20, 2023, the Company formed Regional Center Bright Green, LLC (“RCBG”). RCBG is a wholly-owned subsidiary of the Company and is registered as a limited liability company in New Mexico. RCBG was created to assist foreign investors in obtaining permanent residency in the United States by investing in U.S. businesses, while adhering to the EB-5 Immigrant Investor Program guidelines. As of December 31, 2023, the subsidiary was not yet operational.

The Company is a start-up company at December 31, 2023 and has no revenue.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

2. Going Concern and Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. GAAP contemplates the continuation of the Company as a going concern. For the fiscal years ended December 31, 2023 and 2022, the Company had no revenues from product sales and incurred a net loss of $13,127,648 and $27,662,077, respectively. Net cash used in operations for the years ended 2023 and 2022 was $2,455,612 and $2,265,770, respectively. The Company has incurred recurring losses from operations, and as of December 31, 2023, had an accumulated deficit of $47,203,469 (December 31, 2022 – $34,075,821) and had a negative working capital of $5,968,030 (December 31, 2022 – $7,030,929).

The Company is in its initial stages of building facilities to grow, research, and distribute medical plants. The Company has historically financed its operations through the sale of equity securities and debt financing. The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the consolidated financial statements were authorized to be issued. Therefore, the Company’s continued existence depends on its ability to continue executing its operating plan and obtaining additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan.

In 2023, the Company raised $3,104,750 through the issuance of common stock and accompanying warrants to purchase shares of common stock from the Company’s private placement offering in May 2023, $880,000 through common stock issuances from the Company’s EB-5 Program, and $210,000 through the exercise of warrants. The Company has drawn $400,000 from the Company’s $15,000,000 related party line of credit. The related party line of credit was used to pay in full the related party loan balance of $392,194. The related party line of credit was paid down $880,000 in exchange for 22,005 shares of the Company’s common stock valued at $39.99 per share pursuant to the Company’s EB-5 Program, and the related party line of credit was paid down $3,619,789 in exchange for 2,827,960 shares of the Company’s common stock and accompanying warrants to purchase shares of common stock, leaving available $14,800,000 to draw from that credit facility (Note 10). However, there is substantial doubt about the Company’s ability to continue as a going concern due to the necessity to generate positive cash flows from operations and/or obtain additional financing. There is no assurance that the Company will be able to generate positive cash flows from operations or obtain additional financing on terms acceptable to the Company, if at all.

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

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, the Company does not have any short or long-term contractual purchases with suppliers for future purchases, capital expenditure commitments that cannot be canceled with minimal fees, noncancelable operating leases, or any commitment or contingency that would hinder management’s ability to scale down operations and management expenses until funding is raised.

The Company’s ability to continue as a going concern is dependent upon the outcome of the matters described above. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

This disclosure is intended to inform users of the consolidated financial statements about the Company’s current financial condition and its ability to continue as a going concern. The Company will continue to monitor its liquidity position and take appropriate actions as necessary to address any potential going concern issues.

3. Summary of Significant Accounting Policies

A. Basis of Measurement

The consolidated financial statements of the Company have been prepared on a historical cost basis except as indicated otherwise.

B. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Regional Center Bright Green, LLC. Intercompany transactions and balances have been eliminated upon consolidation.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

C. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals, and betterments are capitalized. When property, plant, and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant, and equipment, except land, which is not depreciated, is provided using the declining balance method, or straight-line method, with estimated lives as follows:

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

E. Intangible Assets

The Company’s intangible assets consist of certain licenses which will be amortized over the term of each license (Note 8). The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of the Company’s cash, other assets, accounts payable, accrued liabilities, due to others, and due to related party approximated their fair values as of December 31, 2023 and 2022 due to their short-term nature. The Company’s Alterola investment is also accounted for at fair value and recorded in Other investment held at fair value on the consolidated balance sheets. In accordance with the levels defined above, Level 1, the fair value of the Company’s Alterola investment was $726,343 as of December 31, 2023.

G. Investment Under the Equity Method

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

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

G. Investment Under the Equity Method (continued)

Under the equity method of accounting, the investment is initially recorded at cost, including transaction costs incurred to acquire the investment, and thereafter adjusted for additional investments, distributions, and the proportionate share of earnings or losses of the investee. The Company’s equity method investment is reviewed for impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared.

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations and comprehensive loss each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s consolidated balance sheets.

H. Other Investment Held at Fair Value

In accordance with ASC 825, the Company records its investment at fair value under the Other investment held at fair value in the Company’s consolidated balance sheets and changes in fair value are recognized as Change in fair value of assets, net, a component of Other expense in the consolidated statements of operations and comprehensive loss.

At the most recent remeasurement date, the Company evaluated its ability to continue to exercise significant influence over its investment and determined that it no longer had significant influence. The Company’s Alterola investment is accounted for at fair value under ASC 321 and recorded in Other investment held at fair value on the consolidated balance sheets and changes in fair value are recognized as Change in fair value of assets, a component of Other expense, net in the consolidated statements of operations and comprehensive loss (Note 6).

I. Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs totaled $43,867 and $78,193 for the year ended December 31, 2023 and 2022, respectively.

J. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented (Note 13).

K. Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. The dilutive effect on earnings (loss) per share is calculated, presuming the exercise of outstanding stock options, warrants, and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period.

For the years ended December 31, 2023, and 2022, all outstanding stock options, warrants, and similar instruments were excluded from the computation of diluted net loss per share, because the exercise price of these instruments exceeded the average market price of the Company’s common stock, making them anti-dilutive.

L. Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for how public business enterprises report information about operating segments in the Company’s consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in the United States of America and the Company is a start-up company as at December 31, 2023 and 2022 and has no revenue. The Company’s reportable segments and operating segments will include its growth, production, and research of medicinal plants operations.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

M. Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to valuation allowance for deferred tax assets, valuation of warrants, stock options, stock-based compensation, going concern assessment, impairment of non-current assets, and assignment of the useful lives of property, plant, and equipment. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

N. Stock-Based Compensation

The Company accounts for stock-based payments in accordance with the provision of ASC 718, which requires that all stock-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the consolidated statements of operations and comprehensive loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to stock-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive management, management, accounting, operations, corporate communication, and financial and administrative consulting services.

O. Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB, ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each consolidated balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

P. Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”, which establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the statement of financial position for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of activities. The new standard became effective for public business entities on January 1, 2019, with early adoption permitted. The new standard became effective for the Company on May 17, 2022, the date the Company became a public entity. The Company adopted this accounting policy as of May 17, 2022. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company continues to evaluate certain aspects of the new standard, including those still being revised by the FASB, the new standard does not have a material effect on the Company’s consolidated financial statements. As of December 31, 2023, the Company has one month to month lease, whereas the new standard does not apply.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of topics in the codification. Certain amendments represent clarifications to or technical corrections of the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The Company is currently assessing the impact this standard will have on the Company’s future consolidated financial statements.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

Q. Recently Issued but Not Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 are intended to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on the Company’s future consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-07 are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 require annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and a disaggregation of income taxes paid, net of refunds. The amendments in ASU 2023-09 also eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-09 should be applied prospectively. The Company is currently assessing the impact this standard will have on the Company’s future consolidated financial statements.

Management does not believe that other recently issued, but not yet effective, accounting standards could have a material effect on the Company’s consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

4. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $nil and $187,821in excess of the FDIC insured limit at December 31, 2023 and 2022, respectively.

5. Deposits

As of December 31, 2022, deposits were comprised of two down payments. One was for a construction of equipment contract for which the Company had not yet taken title. The other was for a construction contract for which the work had not started. As of December 31, 2023, the Company has still not taken title of the equipment and the construction contract was completed (Note 9).

On March 13, 2024, the Company entered into and signed a Settlement and Release Agreement, in which the deposit was forfeited, leased equipment was returned, and 118,535,168 shares of common stock of Alterola was transferred to the vendor in lieu of payment. Additionally, all parties involved mutually released, relieved, acquitted, remised, and discharged each other as per the Settlement and Release Agreement (Notes 9 and 16).

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

The Secondary SPA provided that, as of the date thereof, the authorized shares of Alterola consisted of 2,000,000,000 shares of common stock, $0.001 par value, of which 807,047,948 shares were issued and outstanding. The Sellers held 67% of Alterola’s total outstanding shares prior to the closing of the Secondary SPA. As a result of this transaction, the Company obtained ownership or voting power of approximately 25% of the total outstanding shares of Alterola. The Sellers Transferred Shares consisted of, in aggregate, 201,761,982 shares of Common Stock, which were sold to the Company for a purchase price of $3,999,999, pursuant to the payment schedule set forth in the Secondary SPA. Following the receipt of each installment payment, the Sellers agreed to loan to Alterola the proceeds such Seller received from the foregoing sale of its Transferred Shares, pursuant to a loan agreement. As of December 31, 2023 and 2022, the Company has a liability to the Sellers of $1,650,000, which is in default as of December 31, 2023. The liability is not interest-bearing and not secured.

On March 13, 2024, the Company entered into and signed a Settlement Agreement with the Sellers, in which the Company transferred 27,742,273 of the Transferred Shares to each of the Sellers. Additionally, all parties involved mutually released, relieved, acquitted, remised, and discharged each other from any further claims as outlined in the Release Agreement (Note 16).

Voting Agreement

Concurrently with the signing of the Secondary SPA, Bright Green and the Sellers entered into a voting agreement (the “Voting Agreement”) whereby the Sellers agreed to vote in favor of the adoption of an agreement to effect Bright Green’s acquisition of Alterola or the Alterola’s merger into Bright Green or a subsidiary of Bright Green, as the case may be, pursuant to additional terms set forth in the Voting Agreement.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

6. Equity Method Investment in Alterola (continued)

The Voting Agreement was initially measured at fair value utilizing the Black-Scholes option pricing model based on the following assumptions: dividend rate of 0.0%, risk free rate of 4.0%, term of 0.5 years, volatility of 66.0%, the stock price of $26,400,000, inclusive of a Control Premium of 65% valued at $10,400,000, determined using the Recent Transaction Method as the transaction was determined to be arms-length, and a strike price of $61.3 million reflecting the option to purchase the remaining 75% of the outstanding shares of common stock for $46.0 million. The issuance date fair value of the Voting Agreement was determined to be $213,000 of the gross payment to the Sellers of $3,999,999.

As of December 31, 2022, the value of the option was impaired to $nil to reflect the likelihood that the option would be exercised according to the terms set forth. As of December 31, 2023, the option has expired.

Equity Method Accounting Treatment

The Company’s 25% ownership of Alterola allowed the Company to have significant influence over the operations and decision-making at Alterola. Accordingly, the Company accounted for the transaction under the equity method and recorded the carrying value of the Company’s investment in Alterola common shares at cost, including the transaction costs incurred to obtain the equity method investment, in the consolidated balance sheets.

The following table provides summarized balance sheet information for Alterola as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Current assets	$197,208	$192,011
Non-current assets	300,000	12,018,147
Current liabilities	2,519,231	1,822,696
Non-current liabilities	-	151,255
Equity (Deficit)	$(2,022,023)	$10,236,207

The following table provides summarized income statement information for Alterola for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
Total revenues	$-	$-
Net loss	$874,653	$4,980,510

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

6. Equity Method Investment in Alterola (continued)

For the year ended December 31, 2022 and the period through October 16, 2023, the Company maintained significant influence through its ownership interest and accounted for its Alterola investment under the equity method. For the year ended December 31, 2022, the Company recorded a loss of $135,155 to account for its 25% share of Alterola’s net loss from October 3, 2022, through the year ended December 31, 2022. As of December 31, 2022, the equity method investment balance was $3,990,960.

For the year ended December 31, 2023, the Company recorded a loss of $218,663 to account for its 25% share of Alterola’s net loss for the period ended October 16, 2023. On October 16, 2023, Alterola issued shares of its common stock in exchange for forgiveness of debt diluting the Company’s 25% share to approximately 15%. The Company evaluated its ability to continue to exercise significant influence over its investment and determined that it no longer had significant influence. Subsequent to this remeasurement date, the Company’s Alterola investment is accounted for at fair value under ASC 321 and recorded in Other investment held at fair value on the consolidated balance sheets. Any changes in fair value of the Company’s Alterola investment are recorded as a Change in fair value of assets in its consolidated statements of operations and comprehensive loss. Based on quoted market prices, the fair value of the Company’s Alterola investment was $726,343 as of December 31, 2023. For the year ended December 31, 2023, the Company recorded $3,045,954 of Change in fair value of assets.

The following table summarizes the activity of the Company’s equity method investment in Alterola:

Equity Method
Investment in Alterola
Balance at December 31, 2021	$-
Company’s initial investment in Alterola	4,126,115
Company’s 25% share in net loss recognized in 2022	(135,155)
Balance at December 31, 2022	3,990,960
Company’s 25% share in net loss recognized through October 16, 2023	(218,663)
Change in fair value of assets	(3,045,954)
Balance at December 31, 2023	$726,343

7. Property, Plant, and Equipment

The Company owns an expansive 22-acre modern Dutch “Venlo style” glass greenhouse situated on 70 acres in Grants, New Mexico. It is being retrofitted for growing, processing and distribution of medicinal plants, including Marijuana, for medical researchers licensed by the Drug Enforcement Administration.

Property, plant, and equipment at December 31, 2023 and 2022, consisted of the following:

	December 31, 2023	December 31, 2022
Furniture and fixtures	$88,690	$88,690
Land	260,000	260,000
Construction in progress	10,635,866	10,736,269
Building and improvements	8,883,851	8,883,851
	19,868,407	19,968,810
Accumulated depreciation	(3,460,992)	(2,822,485)
Net property, plant, and equipment	$16,407,415	$17,146,325

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

7. Property, Plant, and Equipment (continued)

The amount of interest expense capitalized and included in construction in progress was $223,271 and $106,117 for the years ended December 31, 2023 and 2022, respectively (Note 10).

On January 19, 2024, the Company reached an agreement with the vendor to cancel approximately $2,650,000 of construction in progress. As part of the agreement, the vendor also agreed to cancel the related accounts payable and completion of the project. The project was being constructed at the vendor’s location. The adjustment is reflected in the construction in progress balance as of December 31, 2023 (Note 16).

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

As of December 31, 2022, the Company notified the two landowners of the Company’s intention to exercise the two Real Estate Option Agreements. The Company is in the process of negotiating final terms of the two acquisitions. As of December 31, 2023, the acquisitions have not been completed.

8. Intangible Assets

Intangible assets at December 31, 2023 and 2022, consisted of the following:

	December 31, 2023	December 31, 2022
Licenses	$1,000	$1,000
Accumulated amortization	-	-
Net intangible assets	$1,000	$1,000

9. Commitments

In 2022, the Company entered a contract to purchase equipment for $2,219,285. The Company made a deposit totaling $1,109,643 as of December 31, 2022. The remaining balance of $1,109,642 is due upon delivery of the equipment. In addition, the Company entered into and paid in full a construction contract for $47,944 as of December 31, 2022. The construction was completed in March 2023, and the contract was fulfilled (Note 5).

On March 13, 2024, the Company entered into and signed a Settlement and Release Agreement, in which the deposit was forfeited, leased equipment was returned, and 118,535,168 shares of common stock of Alterola was transferred to the vendor in lieu of payment. Additionally, all parties involved mutually released, relieved, acquitted, remised, and discharged each other as per the Settlement and Release Agreement  (Notes 5 and 16).

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

10. Related Party Line of Credit Note

On June 5, 2022, the Company and LDS Capital LLC (“Lender”), whose managing member is a member of the Company’s Board of Directors (the “Board”), entered into an unsecured line of credit in the form of a note (the “June Note”). The June Note provides that the Company may borrow up to $5,000,000, including an initial loan of $3,000,000, through June 4, 2025 (the “June Note Maturity Date”) from Lender. Prior to the June Note Maturity Date, the Company may borrow up to an additional $2,000,000 under the June Note, at Lender’s sole discretion, and subject to the Company’s request of such additional funds from Lender (each loan furnished under the June Note individually, a “Loan,” and collectively, the “Loans”). The Company has the right, but not the obligation, to prepay any Loan, in whole or in part, prior to the June Note Maturity Date. Interest on the unpaid principal amount of any Loan accrues through the earlier of the June Note Maturity Date or the date of prepayment on such Loan, at a rate of 2% per annum plus the Prime Rate (the rate of interest per annum announced from time to time by JP Morgan Chase Bank as its prime rate). If the principal and interest, if any, of any Loan is not paid in full on the June Note Maturity Date, additional penalty interest will accrue on such Loan in the amount of 2% per annum. The Company amended the line of credit on November 14, 2022, to increase the capacity by $10,000,000. On January 31, 2023, LDS Capital LLC assigned the note to its sole member, Lynn Stockwell, who is the Company’s Chairwoman and majority shareholder.

As of December 31, 2023, the Lender has funded the Company $5,983,250 (December 31, 2022 – $5,191,057), with the Company paying back $6,110,855 (December 31, 2022 – $1,611,067) of those funds, which includes $327,605 in interest. As of December 31, 2023, there was accrued interest of $1,783 (December 31, 2022 – $106,117). The funds have been used for the construction in progress, and during the year ended December 31, 2023, interest expense of $223,271 (December 31, 2022 – $106,117) has been capitalized (Note 7).

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

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

10. Related Party Line of Credit Note (continued)

At August 31, 2023, the amount of principal, interest, and other costs outstanding under the related party line of credit note was $3,619,789 (the “Repayment Obligation”). On September 1, 2023, the Company and the Lender entered into an agreement (the “Repayment Agreement”) pursuant to which, in consideration for the cancellation and full satisfaction of the Repayment Obligation, the Company issued to the Lender (i) 2,827,960 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), representing a conversion of outstanding principal at $1.15 per Share, and (ii) warrants representing a conversion of outstanding principal at $0.13 per warrant to purchase up to 2,827,960 shares of Common Stock at a price of $3.00 per share (Note 11).

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

On December 1, 2023, the Company drew an additional $200,000 on the related party line of credit note, leaving available $14,800,000 to draw from that credit facility.

11. Stockholders’ Equity

The Company has authorized 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2023, and 2022, there were 184,758,818 and 173,304,800, respectively, of common shares issued and outstanding. The Company has not issued any preferred shares to date.

During the year ended December 31, 2023, the Company issued the following:

-	200,000 warrants exercised in exchange for 200,000 shares of common stock issued for cash at $1.05 per share, to one accredited investor in February 2023;

-	22,005 shares of common stock issued at $39.99 per share, to the Company’s Chairwoman in February 2023, through a cashless conversion; the related party line of credit note was paid down $880,000 in exchange for an $880,000 investment, pursuant to the Company’s EB-5 Program (Note 10);

-	22,005 shares of common stock issued at $39.99 per share, to one accredited investor in March 2023, pursuant to the Company’s EB-5 Program;

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

11.	Stockholders’ Equity (continued)

-	875,000 shares of common stock for services rendered, at a fair value of $0.9416 per share, to the Company’s former Executive Chairman, in March 2023 (Note 14);

-	500,000 shares of common stock for services rendered, at a fair value of $1.13 per share, to the Company’s former Chief Executive Officer, in May 2023 (Note 14);

-	3,684,210 shares of common stock and warrants to purchase up to an aggregate of 3,684,210 shares of common stock, at a combined purchase price of $0.95 per share and accompanying warrant, in a private placement offering, in May 2023 (the “May 2023 Private Placement”);

-	875,000 shares of common stock for services rendered, at a fair value of $1.01 per share, to the Company’s former Executive Chairman, in June 2023 (Note 14);

-	137,838 shares of common stock for services rendered, at a fair value of $0.74 per share, to a consultant of the Company, in July 2023;

-	2,827,960 shares of common stock and warrants to purchase up to an aggregate of 2,827,960 shares of common stock at an exercise price of $3.00 per share, issued at a combined price of $1.28 per share and accompanying warrant, to the Company’s Chairwoman, through a cashless conversion; the related party line of credit note was paid in full $3,619,789 in exchange for a $3,619,789 investment, in September 2023 (Note 10);

-	60,000 shares of common stock for services rendered, at a fair value of $0.4015 per share, to a consultant of the Company, in September 2023;

-	500,000 shares of common stock for services rendered, at a fair value of $0.4015 per share, to the Company’s Chief Financial Officer, in September 2023 (Note 14);

-	875,000 shares of common stock for services rendered, at a fair value of $0.3959 per share, to the Company’s former Executive Chairman, in September 2023 (Note 14);

-	1,800,000 shares of stock options for services rendered, at a fair value of $0.3303 per share, an exercise price of $0.3353 per share, which vest immediately, expire on November 16, 2033, with 600,000 each to three Directors of the Company, in November 2023 (Notes 12 and 14); and

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

11.	Stockholders’ Equity (continued)

-	875,000 shares of common stock for services rendered, at a fair value of $0.3301 per share, to the Company’s former Executive Chairman, in December 2023 (Note 14).

During the year December 31, 2022, the Company issued the following:

-	12,500 shares of common stock at a purchase price of $4.00 per share, for gross cash proceeds of $50,000, to one accredited investor in January 2022;

-	500,000 shares of common stock for services rendered, at a fair value of $4.00 per share determined using the per share purchase price of the latest $4.00 private placement Round, to the Chief Financial Officer of the Company, in April 2022;

-	1,574,490 shares of common stock for services rendered, at a fair value of $8.00 per share determined using the per share purchase price of the latest $8.00 private placement Round, to six consultants in April 2022;

-	5,000 shares of common stock that were issued in January 2021 to a director of the Company, for services valued at $2.00 per share determined using the per share purchase price of the $2.00 Round, were canceled in April 2022;

-	300,000 shares of common stock at a purchase price of $10.00 per share, for gross cash proceeds of $3,000,000, to two accredited investors in May 2022;

-	108,000 shares of common stock that were issued in June 2019 to a consultant of the Company, for services valued at $0.069 per share determined using an asset approach, were canceled in June 2022;

-	9,523,810 shares of common stock and warrants to purchase up to an aggregate of 9,523,810 shares of common stock, at a combined purchase price of $1.05 per share and accompanying warrant, in a private placement offering, in September 2022 (the “September 2022 Private Placement”); and

-	3,962,500 shares of common stock for services rendered, with (i) 3,000,000 shares issued at a fair value of $1.25 per share, (ii) 87,500 shares at a fair value of $1.08 per share, and (iii) 875,000 shares at a fair value of $0.4695 per share, to the former Chief Executive Officer of the Company, in December 2022.

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

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

11.	Stockholders’ Equity (continued)

Subject to certain ownership limitations, the September 2022 Warrants are exercisable immediately after issuance at an exercise price equal to $1.05 per share of Common Stock, subject to adjustments as provided under the terms of the September 2022 Warrants. The September 2022 Warrants have a term of five years from the date of issuance. The September 2022 Private Placement closed on September 12, 2022. The Company received gross proceeds of approximately $10 million before deducting transaction-related fees and expenses payable by the Company. As of December 31, 2023, 200,000 of the September 2022 Warrants have been redeemed for $210,000.

In connection with the September 2022 Private Placement, the Company entered into a Registration Rights Agreement with the investors. The Company’s registration statement on Form S-1 to register the securities issued in the September 2022 Private Placement went effective on September 21, 2022.

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

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

The fair value of the September 2022 Warrants immediately prior to the modification was $7,399,000, and the fair value of the September 2022 Warrants immediately after the modification was $6,901,000, representing a decrease in fair value of $498,000. In accordance with ASU 2021- 04, as the modification was a result of issuing equity and there was no increase in fair value, the Company accounted for the adjustment as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital.

May 2023 Warrants

In the Company’s May 2023 Private Placement, Warrants to purchase up to 3,684,210 shares of Common Stock were issued (“May 2023 Warrants”). The fair value of the May 2023 Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.78, exercise price of $0.95, term of five years, volatility of 165.0%, risk-free rate of 3.8%, and dividend rate of 0.0%). The grant date fair value of the May 2023 Warrants was estimated to be $1,600,000 on May 24, 2024 and is reflected within additional paid-in capital as of December 31, 2023.

September 2023 Warrants

In connection with the Repayment Obligation disclosed in Note 10, Warrants to purchase up to 2,827,960 shares of Common Stock were issued (“September 2023 Warrants”). The fair value of the September 2023 Warrants was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price of $0.46, exercise price of $3.00, expected life of one year, volatility of 149%, risk-free rate of 5.36%, and dividend rate of 0.0%). The grant date fair value of the September 2023 Warrants was estimated to be approximately $149,180 on September 1, 2023, and is reflected within additional paid-in capital as of December 31, 2023.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

12. Stock-Based Compensation

In 2022, the Company adopted the Bright Green Corporation 2022 Omnibus Equity Compensation Plan, which allows for various types of stock-based awards. These awards can be in the form of stock options (including non-qualified and incentive stock options), SARs, restricted shares, performance shares, deferred stock, restricted stock units (“RSUs”), dividend equivalents, bonus shares, or other types of stock-based awards.

As of December 31, 2023 and 2022, there were 3,050,000 and nil, respectively, of awards granted under the Plan. The awards consisted of 2,425,000 shares of stock options and 625,000 shares of RSUs.

The Company’s stock-based compensation costs for the years ended December 31, 2023, and 2022 were $3,829,218 and $18,833,781, respectively, with the costs allocated to general and administrative expenses. Stock options accounted for $594,478 of the total stock-based compensation costs for the year ended December 31, 2023.

Stock Options

The Company uses the Black-Scholes option pricing model to value stock option grants to employees, non-employees, and directors. The fair value of the Company’s common stock is used to determine the fair value of stock options. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method to calculate the expected term for options granted to employees whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

The fair value of the stock options was estimated using the following assumptions:

	2023	2022
Weighted average fair value at grant date	$0.3303	$-
Valuation assumptions:
Expected life of options (years)	5.00	-
Expected stock volatility	213.90%	-
Risk-free interest rate	4.42%	-
Expected dividend yield	0.00%	-

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

12.	Stock-Based Compensation (continued)

During the year ended December 31, 2023, the Company granted the following stock options:

-	On September 20, 2023, the Company granted 625,000 shares of stock options with an exercise price of $0.385, which vest in thirty equal monthly installments beginning April 1, 2024, to the Chief Executive Officer of the Company (Note 14); and

-	On November 16, 2023, the Company granted 1,800,000 shares of stock options with an exercise price of $0.3353, a fair value of $0.3303, vesting immediately, and expiring on November 16, 2033, with 600,000 each to three Directors of the Company (Notes 11 and 14).

During year ended December 31, 2022, the Company did not issue any stock options.

The following table summarizes stock option activity for the year ended December 31, 2023:

Stock Options Outstanding & Exercisable
Weighted Average
	Number of	Weighted Average	Remaining Life
	Stock Options	Exercise Price	(Years)
Balance, December 31, 2022	-	$-
Granted	2,425,000	0.3353
Exercised	-	-
Expired	-	-
Balance, December 31, 2023	2,425,000	$0.3353	9.90

On March 31, 2024, the 625,000 shares of stock options granted to the Chief Executive Officer of the Company were canceled by mutual agreement between the Company and the Chief Executive Officer (Notes 14 and 16).

Restricted Stock Units

The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of the grant. Stock-based compensation cost for RSUs is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the requisite service period (generally the vesting period), net of forfeitures.

During the year ended December 31, 2023, the Company granted the following RSUs:

-	On September 20, 2023, the Company granted 625,000 shares of RSUs, which vest in thirty equal monthly installments beginning April 1, 2024, to the Chief Executive Officer of the Company (Note 14).

During the year ended December 31, 2022, the Company did not issue any RSUs.

On March 31, 2024, the 625,000 shares of RSUs granted to the Chief Executive Officer of the Company were canceled and replaced with 5,500,000 RSUs by mutual agreement between the Company and the Chief Executive Officer (Notes 14 and 16).

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

13. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2023 and 2022, based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

The current and deferred income tax expenses for the year December 31, 2023 and 2022, was $nil. The provision for income taxes differs from that computed at combined corporate tax rate of approximately 25.8% (2022 – 25.8%) as follows:

	2023	2022

Loss before income taxes	$(13,127,648)	$(27,662,077)

The (benefit) provision for income taxes for 2023 and 2022 consists of the following:

	2023	2022
Current:
Federal	-	-
State	-	-
Total current (benefit) provision	-	-

Deferred:
Federal	(2,520,309)	(5,727,839)
State	(576,071)	(1,309,220)
Total current (benefit) provision	(3,096,380)	(7,037,059)
Valuation allowance	3,096,380	7,037,059
Total (benefit) expense	$-	$-

The federal and state tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consists of the following:

	2023	2022
Other	1,401,963	728,201
Net operating loss carry over	9,716,764	7,294,146
Total deferred tax assets	11,118,727	8,022,347
Less: valuation allowance	(11,118,727)	(8,022,347)
Deferred tax assets, net of valuation allowance	$-	$-

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

13.	Income Taxes (continued)

As of December 31, 2023 and 2022, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets. Management has based its assessment on the Company’s lack of profitable operating history. As of December 31, 2023 and 2022, the Company has approximately $37,661,876 and $28,577,832 respectively, of Federal net of operating losses available to reduce taxable income of future years. The federal loss carryforward expires indefinitely. The benefit from the non-capital loss carry-forward balance has not been recorded in the consolidated financial statements.

The Company is subject to U.S. federal jurisdiction and the state of New Mexico income taxes. Management has not filed federal or state income tax returns due to incurring cumulative losses. Therefore, the Company’s actual tax position may differ from their book position. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the consolidated financial statements as tax expense.

14. Related Party Transactions

Other than the transactions disclosed elsewhere in the consolidated financial statements, the following are the other significant related party transactions and balances:

Included in common stock issued for services during the year ended December 31, 2023, were 3,500,000 shares of common stock issued to the former Executive Chairman of the Company (Note 11).

Included in common stock issued for services during the year ended December 31, 2023, were 500,000 shares of common stock issued to the former Chief Executive Officer of the Company (Note 11).

Included in common stock issued for services during the year ended December 31, 2023, were 500,000 shares of common stock issued to the Chief Financial Officer of the Company (Note 11).

Included in stock options issued for services during the year ended December 31, 2023, were 1,800,000 shares of stock options issued to three Directors of the Company (Notes 11 and 12).

Included in stock-based awards granted during the year ended December 31, 2023, were 625,000 shares of stock options and 625,000 shares of RSUs issued to the Chief Executive Officer of the Company. On March 31, 2024, both the 625,000 shares of stock options and 625,000 shares of RSUs were canceled by mutual agreement between the Company and the Chief Executive Officer (Notes 12 and 16).

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

14.	Related Party Transactions (continued)

At December 31, 2023 and 2022, $400,000 and $400,000, respectively, was due to the Company’s former interim Chief Executive Officer, who is also the Company’s former Executive Chairman. The amounts, which includes $200,000 and $300,000, respectively, in accrued bonus, is included in accrued liabilities in the consolidated balance sheet. On February 15, 2024, the Company issued 2,420,000 shares of common stock as a final settlement for the unpaid remuneration and bonus compensation (Notes 11 and 16).

At December 31, 2023 and 2022, $23,460 and $nil, respectively, was due to a company majority owned by the Company’s former Chief Executive Officer. The amount is included in accounts payable in the consolidated balance sheets.

At December 31, 2023 and 2022, $68,037 and $65,856, respectively, was due to a company wholly owned by the Company’s Chief Financial Officer, who also is a shareholder. The amount is included in accounts payable in the consolidated balance sheets.

At December 31, 2023 and 2022, $66,667 and $nil, respectively, was due to a company wholly owned by the Company’s Chief Executive Officer. The amount is included in accounts payable in the consolidated balance sheets.

At December 31, 2023 and 2022, $400,000 and $143,900, respectively, was due to a firm that has one of its partners serving on the Company’s Board of Directors. The amount is included in accounts payable in the consolidated balance sheets.

At December 31, 2023 and 2022, the outstanding balance on the line of credit of $201,783 and $3,686,107, respectively, was due to a Lender, who is the Company’s Chairwoman and majority shareholder (Note 10).

15. Contingencies

In the ordinary course of business, the Company is routinely defendants in, or parties to a number of pending and threatened legal actions including actions brought on behalf of various classes of claimants. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of such matters will be. Legal provisions are established when it becomes probable that the Company will incur an expense related to a legal action and the amount can be reliably estimated. Such provisions are recorded at the best estimate of the amount required to settle any obligation related to these legal actions as at the consolidated balance sheet date, taking into account the risks and uncertainties surrounding the obligation. Management and internal and external experts are involved in estimating any amounts that may be required. The actual costs of resolving these claims may vary significantly from the amount of the legal provisions. The Company’s estimate involves significant judgement, given the varying stages of the proceedings, the fact that the Company’s liability, if any, has yet to be determined and the fact that the underlying matters will change from time to time. Other than as set forth below, the Company is not presently a party to any litigation. The Company is not able to make a reliable assessment of the potential losses as these matters are at an early stage, accordingly, no amounts have been accrued in the consolidated financial statements.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

15.	Contingencies (continued)

Bright Green Corporation v. John Fikany, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company filed a complaint for declaratory judgment against a consultant of the Bright Green Group of Companies, an entity unrelated to the Company, to determine if defendant is entitled to 5,000,000 shares of the Company’s common stock, based on a failure to fulfill agreed upon conditions precedent to earning such shares from the Company. Defendant counterclaimed and filed a third-party claim against a director of the Company, and her spouse, for claims including wrongful termination and breach of contract. The Company denies defendants allegations and have set forth arguments refuting defendant’s counterclaims and third-party claims. The trial date for the case has been scheduled for April 22, 2024.

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

16. Subsequent Events

The Company’s management has evaluated the subsequent events up to April 16, 2024. The date the consolidated financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following constitute material subsequent events:

On January 19, 2024, the Company reached an agreement with a vendor to cancel approximately $2,650,000 of construction in progress. As part of the agreement, the vendor also agreed to cancel the related accounts payable and completion of the project (Note 7).

On January 30, 2024, the Company issued 450,000 shares of common stock for services rendered, at a fair value of $0.2116 per share, to four consultants of the Company.

On February 7, 2024, the Company entered into a short-term note with 1401330 Ontario Ltd. (the “Bridge Lender”), a Company owned and controlled by a member of the Board of Directors, for $150,000. Additionally, the Company agreed to pay the Bridge Lender $15,000 as interest. The note is personally guaranteed by the Company’s Chairwoman.

On February 8, 2024, the Company drew an additional $100,000 on the related party line of credit note.

BRIGHT GREEN CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

(Expressed in United States Dollars)

16.	Subsequent Events (continued)

On February 15, 2024, Mr. Terry Rafih, the former Executive Chairman, resigned. Mr. Rafih and the Company entered into a Memorandum of Understanding (the “Separation Agreement”). The Separation Agreement provided that the Company (i) issue to Mr. Rafih 2,537,500 shares of the Company’s common stock, representing the acceleration of the vesting of the balance of shares of common stock issuable pursuant to a one-time award of 10 million shares of common stock approved by the stockholders of the Company at the 2022 Special Meeting of Stockholders, and (ii) further issue to Mr. Rafih 2,420,000 shares of common stock, in lieu of an aggregate of $450,000 of unpaid cash renumeration and bonus compensation during his tenure with the Company. The 4,957,000 shares of common stock were issued on February 15, 2024.

On March 7, 2024, the Company entered into a scope of work agreement with Titan Advisory Services, LLC, a limited liability company controlled by Saleem Elmasri, Chief Financial Officer of the Company, through which Mr. Elmasri provides services to the Company (the “CFO Agreement”). The CFO Agreement is effective as of March 1, 2024. Pursuant to the CFO Agreement, Mr. Elmasri shall continue to act as Chief Financial Officer of the Company through February 28, 2025, and provides Mr. Elmasri with a $25,000 monthly cash fee, and 600,000 restricted stock units, which were issued on March 7, 2024 and vest in equal monthly installments over a period of one year beginning one month from the date of grant.

On March 13, 2024, the Company entered into and signed a Settlement and Release Agreement  with United Science, LLC (“United”) and Alterola, in which a deposit made to United was forfeited, leased equipment was returned to United, 118,535,168 shares of common stock of Alterola was transferred to United in lieu of payment of outstanding invoices, and 83,226,820 shares of common stock of Alterola was returned to the three shareholders (Equipped4 Holdings Limited (“Equipped”), Phytotherapeutix Holdings Ltd. (“Phyto”), and TPR Global Limited (“TPR”)) who initially sold the shares to the Company for settlement of the $1,650,000 outstanding balance on the share purchase. Equipped, Phyto, and TPR each received 27,742,273 shares of common stock of Alterola

On March 14, 2024, the Company entered into a credit agreement with JVR Holdings, pursuant to which JVR Holdings agreed to provide the Company with a line of credit facility up to a maximum amount of $60 million, to be drawn in tranches. The line of credit is contingent on the Company formalizing a JVR Holdings approved plan for a construction project to expand the Company’s current research, production and extraction processing facility Grants, New Mexico.

On March 25, 2024, the Company drew an additional $10,000 on the related party line of credit note.

On March 31, 2024, the Company entered into an Amended Executive Employment Agreement with the Company’s Chief Executive Officer (the “CEO”), which replaced in its entirety the executive employment agreement entered into between the Company and the CEO on October 2, 2023. The Agreement provides the CEO a monthly base salary of $35,833.33 through October 2, 2024, a monthly base salary of $38,333.00 from October 2, 2024 to October 2, 2025, and a monthly base salary of $41,667.00 from October 2, 2025 to October 2, 2026. The agreement provides for customary reimbursement for certain expenses, and eligibility to participate in the Company’s benefit plans and executive compensation programs generally. Additionally, the 625,000 shares of stock options and 625,000 shares of RSUs that were issued in September 2023, under the original Executive Employment Agreement, were canceled and replaced with 5,500,000 RSUs. The Agreement provides for the award of up to an aggregate of 5,500,000 restricted stock units, which vest in accordance with the terms provided in the Agreement, with 500,000 RSUs vested on March 31, 2024, 3,000,000 RSUs vesting ratably over a period of twenty-four 24 months beginning April 2, 2024, and the remaining 2,000,000 RSUs, along with cash bonuses, vesting upon the achievement of certain milestones as outlined in the Amended Executive Employment Agreement.

On April 5, 2024, the Company drew an additional $20,000 on the related party line of credit note.

On April 9, 2024, the Company drew an additional $40,000 on the related party line of credit note, leaving available $14.6 million to draw from that credit facility.

