Form 10-K/A
period 2023-12-31
Bright Green Corp
filed 2024-04-29
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

The number of shares of the registrant’s common stock outstanding as of April 26, 2024, was 190,166,318.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
SRCO, C.P.A., Professional Corporation	New York, NY	6722

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2023, of Bright Green Corporation (the “Company,” “we,” “our,” “BGC,” or “Bright Green”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits information to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide information required in Part III of Form 10-K for the fiscal year ended December 31, 2023 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Items 15 and 16 of the Original Report are hereby amended and restated only with respect to the addition to Item 15 of the new certifications by our principal executive officer and principal financial officer filed herewith. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Other than the items outlined above, this Amendment does not attempt to modify or update the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

Bright Green Corporation

Annual Report on Form 10-K/A

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following persons are serving as our executive officers and directors:

Directors and Executive Officers	Age	Position/Title
Gurvinder Singh	46	Chief Executive Officer and Director
Saleem Elmasri	38	Chief Financial Officer
Lynn Stockwell	66	Chair of the Board
Dean Valore	51	Director
Robert Arnone	57	Director
Sean Deson	60	Director

Family Relationships

There are no family relationships among any of our directors and executive officers, nor have any of our directors or executive officers been involved in a legal proceeding that would be required to be disclosed pursuant to either 103(c)(2) or 401(f) of Regulation S-K of the Exchange Act.

Executive Officers

Gurvinder Singh has been the Company’s Chief Executive Officer since October 2023 and a member of the Company’s Board since February 2024. Mr. Singh has been the CEO of Peak Visory Consulting (“Peak”), a strategic firm specializing in guiding U.S. and Asia-based companies to entry in U.S. markets, since he founded the Peak in January 2022. From January 2022 until September 2023, Mr. Singh served as the Chief Strategy Officer for Pangea Global Technology Inc., a vertically integrated company operating in the Ag Tech and smart lighting wireless technology space. Mr. Singh co-founded Glass House Brands Inc. in January 2018 and served as the Chief Marketing Officer from such time until October 2021. During his time at Glass House Brands Inc., Mr. Singh was responsible for the formation and growth of the company’s commercial cannabis operations, including the development of six million square feet of cultivation and the brand’s consumer retail business. Previously, Mr. Singh co-founded SC Investments LLC, a real estate investment firm, in January 2013 and served as CEO from such time until 2017. Prior to that, Mr. Singh co-founded TCW Trends, Inc., an active-branded apparel company, where he was pivotal in forging alliances with global retail partners. Mr. Singh holds board advisory positions for several international companies spanning across the Ag-tech, Real Estate and Consumer packaged goods sectors. Mr. Singh earned a B.A from Stamford University and an OPM certification from the Harvard Business School. We believe Mr. Singh’s qualifications to serve on our board of directors include his experience in the U.S. markets and his expertise in the Ag-tech industry.

Saleem Elmasri has been the Company’s Chief Financial Officer since March 2022. Mr. Elmasri has been Managing Partner of Titan Advisory Services LLC since September 2020. Titan Advisory Services LLC is a boutique advisory firm focused on providing collaborative and customized financial operations and CFO services to early stage companies. Mr. Elmasri was Managing Director at DLA LLC, a professional services firm providing clients internal audit, accounting advisory, and corporate finance services, from June 2019 to April 2021 (ended full time employment September 2020 and became a consultant to DLA through April 2021). Prior to that, Mr. Elmasri worked as Senior Director for Pine Hill Group LLC, a boutique accounting and transaction advisory firm, from March 2018 to June 2019, and worked as Senior Manager for PricewaterhouseCoopers LLP, a Big-4 Accounting and Global Professional Services firm, from September 2007 to March 2018. Mr. Elmasri is a CPA and seasoned business professional who has a passion for delivering meaningful and measurable value to clients through practical solutions. Mr. Elmasri has over 15 years of experience in financial and management consulting. Mr. Elmasri began his career at PricewaterhouseCoopers and worked on several of the firm’s Fortune 500 clients, primarily focused on the Life Sciences and Pharmaceutical industry. From PwC, Mr. Elmasri transitioned to lead advisory practices at boutique consulting firms, specializing in transaction and complex accounting advisory. Mr. Elmasri has B.S. degrees in Accounting and Finance from Rutgers University.

Non-Employee Directors

Biographical information for Gurvinder Singh, our Chief Executive Officer and a member of our Board, is set forth above in “Item 10. Executive Officers”.

Lynn Stockwell is the founder of Bright Green Corporation and has been a Director of BGC’s Board since its inception. Ms. Stockwell has been the Chair of the Board since February 2024. From 2015 to 2020, Ms. Stockwell was a Managing Member of Bright Green Innovations, LLC, a concept for a federally legal emerging cannabis company, where Ms. Stockwell was responsible for managing the company’s industry, business and medical research relationships. Ms. Stockwell has served as a director of a hospital and held senior leadership positions in connection with fund raising events to promote the use of natural additives as an alternative to opioids. Ms. Stockwell is a sponsor of biomedical research and clinical trials and a member of AHP, the Association for Healthcare Philanthropy, with an interest in plant-based bio-identical hormone replacement. We believe Ms. Stockwell’s qualifications to serve on our board of directors include her familiarity with our business and operations and her knowledge of the healthcare industry.

Dean M. Valore has been a Director of BGC’s Board since 2020 and Lead Independent Director since July 2022. Mr. Valore is managing partner of Valore & Gordillo L.L.P., a law firm based in Cleveland, Ohio, which he co-founded in January 2012. Since January 2021, Mr. Valore has also acted as Magistrate with the South Euclid Municipal Court in Ohio. Mr. Valore has been an adjunct professor of law, focusing on federal procedure, with the Cleveland-Marshall College of Law at Cleveland State University since January 2011. Before entering private practice, Mr. Valore was a United States Attorney. Mr. Valore is an expert in matters related to federal corporate compliance and acts as legal counsel to several medical-grade cannabis and cannabis-related companies. Mr. Valore received his J.D. from Cleveland State University - Cleveland-Marshall College of Law and his B.S. in finance from Miami University. We believe Mr. Valore’s qualifications to serve on our board of directors include his corporate governance and federal regulatory and legal experience.

Robert Arnone has been a member of BGC’s Board since July 2021. Since 2006, Mr. Arnone has been co-owner and Chief Executive Officer of Levaero Aviation, the exclusive Canadian dealer for Pilatus Aircraft, and a globally recognized leading aircraft brokerage (“Levaero”). Mr. Arnone joined Levaero in 1999 and held various leadership positions before acquiring the company in 2006. Under his leadership, Levaero has expanded significantly and regularly records annual sales in excess of $75 million. Mr. Arnone holds a B.A. from Lakehead University and is a Certified Public Accountant. We believe Mr. Arnone’s qualifications to serve on our board of directors include his understanding of our business and operations and his previous tenure on our Board.

Sean Deson has been a partner at Harrison Co. since January 2020, and the Senior Managing Director of Deson & Co. since March 2000. Prior to that, Mr. Deson was a Senior Vice President at Donaldson, Lufkin & Jenrette (DLJ). Mr. Deson has completed in excess of $12 billion in transactions as an Investment Banker and Private Equity professional. Mr. Deson holds a BS in Computer Technology and an MBA from the University of Michigan, and an MS in Accounting from Purdue University. We believe Mr. Deson’s qualifications to serve on our board of directors include his experience in the Ag-tech industry, his experience in the banking industry, and his prior experiences as a board member of public and private companies.

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

Corporate Governance Profile

Our corporate governance is structured in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:

●	Our Board is not classified, with each of our directors subject to re-election annually;
●	A majority of our directors satisfy the Nasdaq standards for independence;
●	Our Board leadership consists of a Lead Independent Director, a Chair of the Board, and independent committee chairs.
●	Generally, all matters to be voted on by stockholders will be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all stockholders present in person or represented by proxy, voting together as a single class;
●	We comply with the requirements of the Nasdaq marketplace rules, including marketplace rules regarding composition of our Board committees;
●	By virtue of the position, the Lead Independent Director is a member of the audit committee, the compensation committee and the nominating and corporate governance committee; and
●	We do not have a stockholder rights plan.

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

Director Independence

The Nasdaq marketplace rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominations committees be independent, or, if a listed company has no nominations committee, that director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the board’s independent directors. The Nasdaq marketplace rules further require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Nasdaq rules also require that our audit committee be composed of at least three (3) members,

Our Board has affirmatively determined that each of Sean Deson, Dean Valore, and Robert Arnone qualify as an independent director, as defined under the applicable corporate governance standards of Nasdaq. Each of our independent directors are “non-employee directors” (within the meaning of Rule 16b-3 of the Exchange Act). We have also determined that each member of our audit committee and compensation committee satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and Rule 10C-1 under the Exchange Act, respectively.

Board Leadership

Mr. Valore, Lead Independent Director, is a member of the audit committee, corporate governance and nominating committee, and compensation committee. Ms. Stockwell serves as the chair of the Board. The Board believes that the Company and its stockholders will benefit from the expertise of Ms. Stockwell serving as chair of the Board. We believe our current Board’s leadership structure enhances its ability to effectively carry out its roles and responsibilities on behalf of our stockholders.

Board Meetings

During the fiscal year ended December 31, 2023, the Board held four meetings. During 2023, each of the Company’s directors attended at least 75% of the aggregate of: (i) the total number of meetings of the Board and (ii) the total number of meetings of all Board committees on which they served.

The Company’s current policy strongly encourages that all of its directors attend all Board and committee meetings, as well as the Company’s annual meetings of stockholders each year, absent extenuating circumstances that would prevent their attendance. Five members of our Board attended the 2023 annual meeting of stockholders.

Executive Sessions of Independent Directors

Independent directors are required to meet regularly without management participation. During 2023, there were four meetings of independent directors.

Board Committees

In April 2022, the Board established three standing committees, the audit committee, the compensation committee and the corporate governance and nominating committee, to assist the Board with the performance of its responsibilities. The initial composition of these committees was set by the Board at that time, in its discretion. Going forward, the Board designates the members of these committees and the committee chairs based on the recommendation of the corporate governance and nominating committee. The Board has adopted written charters for each of these committees, which are available on the investor relations section of our website at https://brightgreen.us. Copies will also be available in print to any stockholder upon written request.

Audit Committee

The Board formally established an audit committee in April 2022. The audit committee is composed of three independent directors, Robert Arnone, Sean Deson, and Dean Valore, Lead Independent Director. Mr. Arnone serves as chair of the audit committee. The committee’s primary duties are to:

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

Compensation Committee

The Board formally established a compensation committee in April 2022. The compensation committee is composed of three independent directors: Dean Valore, Sean Deson, and Robert Arnone,. Mr. Valore serves as chair of the compensation committee. The committee’s primary duties are to:

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

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the compensation committee during the fiscal year ended December 31, 2023 was a current or former officer or employee of the Company or engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during the fiscal year ended December 31, 2023, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the compensation committee of the Company.

Nominating and Corporate Governance Committee

Our Board formally established a nominating and corporate governance committee in April 2022. The nominating and corporate governance committee is composed of three independent directors: Dean Valore, Sean Deson and Robert Arnone,. Mr. Valore serves as chair of the nominating and corporate governance committee. The committee’s primary duties are to:

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

Delinquent Section 16(a) Reports

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2023, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with, except:

●	the Form 3 filed by Seamus McAuley on February 28, 2023;
●	the Form 4 filed by Lynn Stockwell on June 1, 2023, reporting two transactions;
●	the Form 4 filed by Seamus McAuley on June 5, 2023, reporting one transaction;
●	the Form 4 filed by E. Mailloux Enterprises, Inc. on June 12, 2023, reporting one transaction;
●	the Form 4 filed by Lynn Stockwell on June 15, 2023, reporting one transaction;
●	the Form 4 filed by Lynn Stockwell on September 6, 2023, reporting four transactions;
●	the Form 4 filed by Alfie Morgan on November 21, 2023, reporting one transaction;
●	the Form 4 filed by Dean Valore on November 21, 2023, reporting one transaction; and
●	the Form 4 filed by Robert Arnone on November 21, 2023, reporting one transaction.

Code of Ethics

We adopted a written code of business ethics and conduct (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The objective of the Code of Conduct is to provide guidelines for maintaining our and our subsidiaries integrity, reputation, honesty, objectivity and impartiality. The Code of Conduct addresses conflicts of interest, protection of our assets, confidentiality, fair dealing with stockholders, competitors and employees, insider trading, compliance with laws and reporting any illegal or unethical behavior. As part of the Code of Conduct, any person subject to the Code of Conduct is required to avoid or fully disclose interests or relationships that are harmful or detrimental to our best interests or that may give rise to real, potential or the appearance of conflicts of interest. Our Board has ultimate responsibility for the stewardship of the Code of Conduct, and it monitors compliance through our nominating and corporate governance committee. Directors, officers and employees are required to annually certify that they have not violated the Code of Conduct. Our Code of Conduct reflects the foregoing principles. The full text of our Code Conduct is published on our website at https://brightgreen.us/code-of-ethics/.

We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct in a Current Report on Form 8-K.

Board Oversight of Risk

The Board’s Role

The Board’s role in the Company’s risk oversight process includes receipt and review of scheduled and ad hoc reports from members of the executive management team which relate to areas of actual or potential material risk to the Company, including but not limited to, operational, financial, legal, regulatory, strategic, transactional and reputational risks. The full Board receives these reports from the appropriate “risk owner” within the organization to enable each member of the Board to understand our risk identification, risk management and risk mitigation strategies.

Risk Assessment in Compensation Policies and Practices for Employees

The compensation committee reviewed the elements of our compensation policies and practices for all of our employees, including our named executive officers, to evaluate whether risks that may arise from such compensation policies and practices are reasonably likely to have a material adverse effect on our Company. The compensation committee has concluded that the following current features of our compensation programs guard against excessive risk-taking:

●	compensation programs provide a balanced mix of short-term and longer-term incentives;
●	base salaries are consistent with employees’ duties and responsibilities;
●	cash incentive awards are capped by the compensation committee;
●	cash incentive awards are tied to corporate performance goals, as well as individual performance goals;
●	vesting periods for equity awards encourage executives to focus on sustained stock price appreciation;
●	our clawback policy provides our Board the ability to recoup any erroneously awarded performance-based compensation from executive officers on account of intentional misconduct; and
●	our robust stock ownership guidelines for executive officers provide alignment with stockholder interests.

The compensation committee believes that, for all of our employees, including our named executive officers, our compensation programs do not lead to excessive risk-taking and instead encourage behavior that supports sustainable value creation. We believe that risks that may arise from our compensation policies and practices for our employees, including our named executive officers, are not reasonably likely to have a material adverse effect on our Company.

Board Diversity

Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix (As of April 26, 2024)
Board Size
Total Number of Directors	5

Gender:	Male	Female	Non-Binary	Gender Undisclosed
	4	1	-	-

Number of directors who identify in any of the categories below:
African American or Black	-	-	-	-
Alaskan Native or American Indian	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	4	1	-	-
Two or more races or ethnicities	-	-	-	-
LGBTQ+	-
Undisclosed	-

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

Summary Executive Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by our named executive officers for the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Option Awards (1)($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gurvinder Singh, Chief Executive Officer (2)	2023	100,000	240,625	-	240,625	581,250
	2022	-	-	-	-	-
Saleem Elmasri, Chief Financial Officer	2023	273,485		-	200,750	474,235
	2022	218,669		-	2,000,000	2,218,669
Seamus McAuley, Former Chief Executive Officer (2)	2023	134,846			565,000	699,846
	2022	12,134				12,134
Terry Rafih, Former Chief Executive Officer and Former Executive Chairman (3)	2023	600,000		200,000	2,342,900	3,142,900
	2022	200,000			4,255,313	4,455,313

(1)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the notes to our audited financial statements for the year ended December 31, 2023 set forth in this Annual Report. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.
(2)	Mr. McAuley resigned as Chief Executive Officer in October 2023. Gurvinder Singh was appointed as his replacement in October 2023.
(3)	Mr. Rafih resigned as Chief Executive Officer in February 2023 and as Executive Chairman of the Board in February 2024.

Outstanding Equity Awards at Fiscal 2023 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) Exercisable	Market Value of Shares or Units of Stock That Have Not Vested ($)
Gurvinder Singh, Chief Executive Officer (1)	-	625,000	0.385	09/20/2033	625,000	206,313
Saleem Elmasri, Chief Financial Officer	-	-	-	-	-	-
Seamus McAuley, Former Chief Executive Officer (1)	-	-	-	-	-	-
Terry Rafih, Former Chief Executive Officer and Former Executive Chairman (2)	-	-	-	-	2,537,500	837,629

(1)	Mr. McAuley resigned as Chief Executive Officer in October 2023. Gurvinder Singh was appointed as his replacement in October 2023.
(2)	Mr. Rafih resigned as Chief Executive Officer in February 2023 and as Executive Chairman of the Board in February 2024.

Named Executive Officer Employment Arrangements

Below are descriptions of the current employment agreements with our named executive officers.

Gurvinder Singh

Effective March 31, 2024, we entered into an Amended Executive Employment Agreement with Gurvinder Singh, the Company’s Chief Executive Officer (the “Singh Agreement”), which replaces in its entirety the executive employment agreement entered into between the Company and Mr. Singh on October 2, 2023. The Singh Agreement provides Mr. Singh a monthly base salary of $35,833.33 through October 2, 2024, which monthly base salary shall increase to (i) $38,333.00 from October 2, 2024 to October 2, 2025, and (ii) $41,667.00 from October 2, 2025 to October 2, 2026. The Singh Agreement provides for customary reimbursement for certain expenses, and eligibility to participate in the Company’s benefit plans and executive compensation programs generally. The Singh Agreement provides for the award of up to an aggregate of 5,500,000 restricted stock units (the “Singh RSUs” and each individually a “Singh RSU”), each Singh RSU entitling Mr. Singh to receive one share of the Company’s common stock, par value $0.0001 per share, pursuant to the Company’s 2022 Omnibus Equity Incentive Plan (the “Plan”). The Singh RSUs vest in accordance with the terms provided in the Singh Agreement, which provides that (i) 500,000 of the Singh RSUs shall become fully vested as of the effective date of the Singh Agreement, (ii) 3,000,000 of the Singh RSUs shall vest in twenty-four equal installments, beginning on the six month anniversary of October 2, 2023 (the “Vesting RSUs”), and (iii) the remaining 2,000,000 Singh RSUs (the “Milestone RSUs”) shall vest as follows: (a) 500,000 of the Milestone RSUs shall vest upon receipt by the Company of more than $1 million in exchange for Company equity and/or notes convertible into Company equity, while Mr. Singh is acting as the Company’s Chief Executive Officer, (b) 500,000 of the Milestone RSUs shall vest upon the receipt of more than $10 million in exchange for Company equity and/or notes convertible into Company equity, while Mr. Singh is acting as the Company’s Chief Executive Officer, (c) 500,000 of the Milestone RSUs shall vest upon the first year in which the Company has received its Certificate of Occupancy for its Grants, NM facility and such facility is fully operational with any Schedule I or Schedule II plant based drugs the Company is approved to grow, and (d) 500,000 of the Milestone RSUs shall vest upon the successful completion of the Company’s first harvest for commercial use. The Singh Agreement subjects Mr. Singh to standard restrictive covenants for agreements of its type, including non-competition, non-solicitation, and invention assignment provisions.

If Mr. Singh is terminated by the Company without cause (as defined in the Singh Agreement), Mr. Singh shall receive six months base salary, accelerated vesting of six months worth of Vesting RSUs (750,000 Vesting RSUs as of the date hereof), in addition to any other payment required by law, such as unpaid amounts due. If Mr. Singh resigns from his position after the twelve-month anniversary of the March 31, 2024, due to or as a result of a substantial alteration of a fundamental term or condition of Mr. Singh’s employment, the Company will, in good faith, negotiate a traditional exit strategy together with a related severance package. With respect to awards, upon termination of Mr. Singh’s employment with the Company, with or without cause (as defined in the Singh Agreement) or for any reason, (i) Mr. Singh’s rights and interests with respect to any unvested awards shall expire – except with respect to the awards accelerated pursuant to the Singh Agreement, and (ii) Mr. Singh’s rights and interests with respect to any vested options shall expire three (3) months from the date of termination of Mr. Singh’s employment, except that in the case of termination of Mr. Singh’s employment due to death or disability, such vested options shall expire one (1) year from the date of termination of Mr. Singh’s employment.

Saleem Elmasri

On March 7, 2024, we entered into a scope of work agreement with Titan Advisory Services, LLC, a limited liability company controlled by Saleem Elmasri, Chief Financial Officer of the Company, through which Mr. Elmasri provides services to the Company (the “CFO Agreement”). The CFO Agreement is effective as of March 1, 2024. Pursuant to the CFO Agreement, Mr. Elmasri shall continue to act as Chief Financial Officer of the Company through February 28, 2025, and provides Mr. Elmasri with a $20,000 monthly cash fee, and 600,000 restricted stock units (the “Elmasri RSUs”). The Elmasri RSUs were issued at the Fair Market Value (as defined in the Company’s 2022 Omnibus Equity Compensation Plan) on March 7, 2024 and the Elmasri RSUs shall vest in equal monthly installments over a period of one year beginning one month from the date of grant.

The CFO Agreement does not include any termination or change of control provisions.

Summary Director Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Stock Awards (1) ($)	Total ($)
Robert Arnone	-	198,159	-	198,159
Sean Deson	-	-	-	-
Dr. Alfie Morgan (2)	-	198,159	-	198,159
Gurvinder Singh	-		-	-
Lynn Stockwell	-		-
Terry Rafih (3)	-	-	-	-
Dean Valore	-	198,159	-	198,159

(1)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the notes to our audited financial statements for the year ended December 31, 2023 set forth in this Annual Report. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.
(2)	Dr. Morgan resigned as a member of our Board in March 2024.
(3)	Mr. Rafih resigned as Executive Chairman of the Board in February 2024.

The Company did not have a director compensation policy for the fiscal year ended December 31, 2023. The Board intends to adopt a director compensation policy to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Bright Green Corporation 2022 Omnibus Equity Incentive Plan

The Plan was adopted by our Board and became effective upon obtaining shareholder approval on December 12, 2022.

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

Equity Compensation Plan Information

The following information is provided as of December 31, 2023 with respect to our equity compensation plans:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,050,000	(1)	$		9,799,546
Equity compensation plans not approved by security holders	-			$-	-
Total	3,050,000		$		9,799,546

(1)	Does not include 697,838 shares of common stock issued under the Plan.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. For more information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence - Indemnification Agreements.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 26, 2024, by:

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

Name and address of Beneficial Owner	Shares Beneficially Owned(1)		Percentage of Shares Beneficially Owned(1)
5% Stockholders:
E. Mailloux Enterprises, Inc. and related parties(2)	21,200,000		11.15%

Named Executive Officers and Directors
Gurvinder Singh, CEO and Director	875,000		*
Saleem Elmasri, CFO	1,200,000		*
Lynn Stockwell, Director	72,011,618		37.87%
Dean Valore, Director	605,000		*
Robert Arnone, Director	705,000	(3)	*
Sean Deson, Director	-
Seamus McAuley, Former Chief Executive Officer(4)	500,000		*
Terry Rafih, Former Chief Executive Officer and Executive Chairman(5)	22,425,000		11.79%
Directors and Executive Officers as a Group (8 persons)	119,521,618		62.85%

* Less than 1%.

(1) Based on 190,166,318 shares of common stock outstanding as of April 26, 2024. Any shares of common stock not outstanding which are issuable upon the exercise or conversion of other securities held by a person within the next 60 days are considered to be outstanding when computing such person’s ownership percentage of common stock but are not when computing anyone else’s ownership percentage.

(2) This information is solely based on the Company’s review of filings made on Schedule 13G/A with the SEC, relating to beneficial ownership of 21,200,000 shares of common stock as of June 12, 2023. The address of E. Mailloux Enterprises, Inc. (“MEI”) is 3129 Marentette Ave., Unit 2 Windsor ON N8X 4G1, Canada. Ernie Mailloux has voting and dispositive power with respect to the shares of common stock held by MEI. Consists of 12,700,000 shares of common stock held by MEI, 7,500,000 shares of common stock held by Cheryl Mailloux, wife of Mr. Mailloux. Mr. Mailloux may be deemed to have voting and dispositive power over shares of common stock held by Mrs. Mailloux.

(3) Includes 100,000 shares held by Aerigo Solutions Inc. Mr. Arnone has sole voting and dispositive power over the shares of common stock held by Aerigo Solutions Inc.

(4) Mr. McAuley resigned as Chief Executive Officer in October 2023. Gurvinder Singh was appointed as his replacement in October 2023.

(5) Mr. Rafih resigned as Chief Executive Officer in February 2023 and as Executive Chairman of the Board in February 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of (i) $120,000 and (ii) 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

Agreements with Lynn Stockwell and LDS Capital LLC

On June 5, 2022, the Company and LDS Capital LLC (“LDS”), whose managing member is Lynn Stockwell, chair of the Board, entered into an unsecured line of credit in the form of a note, which provided that the Company could borrow up to $5 million from LDS, which amount was increased to $10 million on November 14, 2022 (as amended, the “LDS Note”). On January 31, 2023, LDS assigned the LDS Note to Ms. Stockwell (the “Lender”).

As of August 31, 2023, all amounts of principal interests and other costs under the LDS Note were $3,619,788.94 (the “Repayment Obligation”). In connection with the Repayment Obligation, on September 1, 2023, the Company and the Lender entered into an agreement (the “LDS Agreement”) pursuant to which, in consideration for the cancellation and full satisfaction of the Repayment Obligation, the Company issued to the Lender (i) 2,827,960 shares (the “LDS Shares”) of the Company’s common stock, par value $0.0001 per share, representing a conversion of outstanding principal at $1.15 per LDS Share, and (ii) warrants representing a conversion of outstanding principal at $0.13 per warrant (the “LDS Warrants”) to purchase up to 2,827,960 shares of common stock (the “LDS Warrant Shares”) at a price of $3.00 per share.

The LDS Warrants became exercisable immediately upon issuance, and shall expire on the earlier of (i) the date that is 45 days after the date on which closing price of the Company’s common stock on the Nasdaq Capital Market equals or exceeds $3.00 per share, and (ii) August 31, 2024.

Notwithstanding the LDS Agreement, the LDS Note remains in full force and effect, and the Company may, upon approval from the Lender, draw down additional funds under the unsecured line of credit, in accordance with its terms.

The LDS Shares, LDS Warrants and LDS Warrant Shares were or will be issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 of Regulation D promulgated under the Securities Act as issuances to accredited investors, and in reliance on similar exemptions under applicable state laws.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to provisions of the State of Delaware, the Company has been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

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

Item 14. Principal Accounting Fees and Services.

The Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022 is SRCO, C.P.A., Professional Corporation (“SRCO”), Amherst, NY, 6722.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2023 and 2022 by SRCO.

(US Dollars)	2023	2022
Audit fees	$99,000	$76,000
Audit-related fees	$9,000	$23,000
Tax fees	$0	$0
All other fees	$0	$0
Total	$108,000	$99,000

Audit fees for the fiscal years ended December 31, 2023 and 2022 rendered by SRCO relate to professional services rendered for the audits of our financial statements, quarterly reviews, and review of documents filed with the SEC.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) The financial statements filed as part of this annual report on Form 10-K are listed in the Index to Financial Statements.

(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.

(3) Exhibits:

Exhibit	Description
2.1	Agreement and Plan of Merger between Bright Green Corporation and Bright Green Grown Innovation LLC dated May 28, 2019, filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
2.2	Agreement and Plan of Merger between Bright Green Corporation and Grants Greenhouse Growers Inc. dated as of October 30, 2020, filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
2.3	Agreement and Plan of Merger between Bright Green Corporation and Naseeb Inc. dated as of November 10, 2020, filed as Exhibit 2.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
3.1	Certificate of Incorporation of the registrant, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
3.2	Amended and Restated Certificate of Incorporation of the registrant, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 7, 2022.
3.3	Bylaws of the registrant, filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
3.4	Amended and Restated Bylaws of the registrant, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 7, 2022.
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Bright Green Corporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2022.
4.1	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2022.
4.2**	Description of Registrant’s Securities
4.3	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2023
4.4.	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2023.
10.1	Memorandum of Agreement between Bright Green Corporation and the Department of Justice, Drug Enforcement 7 Administration, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
10.2	Line of Credit Note, dated June 4, 2022, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 7, 2022
10.3	Executive Employment Agreement with Edward Robinson, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022
10.4	Consulting Agreement with Saleem Elmasri, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 4, 2022

10.5#	Securities Purchase Agreement dated September 7, 2022, by and between the Company and the purchasers thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022
10.6	Registration Rights Agreement dated September 12, 2022, by and between the Company and the purchasers thereto, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022
10.7	Placement Agent Agreement dated September 12, 2022 by and between the Company and EF Hutton, division of Benchmark Investments, LLC, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2022
10.8¥	Executive Employment Agreement, dated September 22, 2022, by and between Bright Green Corporation. and Terry Rafih filed, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2022.
10.9	Secondary Stock Purchase Agreement and Release dated October 3, 2022, by and among Bright Green Corporation, Alterola Biotech, Inc. and the Sellers (as defined therein), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2022.
10.10	Amendment and Restated Line of Credit Note, dated November 14, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022.
10.11¥	Bright Green Corporation 2022 Omnibus Equity Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2022.
10.12¥	Executive Employment Agreement, dated as of February 9, 2023, by and between Bright Green Corporation. and Seamus McAuley, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023.
10.13	Memorandum of Agreement, dated April 27, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023
10.14	Addendum to Memorandum of Agreement, dated April 27, 2023, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023
10.15#	Securities Purchase Agreement dated May 21, 2023, by and between the Company and the purchasers thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2023
10.16	Registration Rights Agreement dated May 24, 2023, by and between the Company and the purchasers thereto, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2023
10.17	Placement Agency Agreement dated May 21, 2023 by and between the Company and EF Hutton, division of Benchmark Investments, LLC, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2023
10.18 ¥	Executive Employment Agreement, dated as of September 20, 2023 and Effective October 2, 2023, by and between Bright Green Corporation and Gurvinder Singh, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023
10.19¥	Memorandum of Understanding between Bright Green Corporation and Terry Rafih, dated February 15, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2024
10.20¥	Scope of Work between Bright Green Corporation and Titan Advisory Services LLC, dated March 7, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2024.
10.21	Credit Agreement dated March 14, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2024.
10.22	Settlement Agreement and Release dated March 13, 2024, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2024.
10.23¥	Executive Employment Agreement, dated as of March 29, 2024 and Effective March 31, 2024, by and between Bright Green Corporation and Gurvinder Singh, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2024.
21.1**	List of subsidiaries of the registrant
23.1**	Consent of SRCO, C.P.A., Professional Corporation
24.1**	Power of Attorney (included on the signature page of the Original Report.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Bright Green Corporation Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Filed previously with Original Report.

†Furnished previously with Original Report.

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

BRIGHT GREEN CORPORATION

Date: April 29, 2024

	By:	/s/ Gurvinder Singh
	Name:	Gurvinder Singh
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gurvinder Singh	Chief Executive Officer and Director	April 29, 2024
Gurvinder Singh	(Principal Executive Officer)

/s/ Saleem Elmasri	Chief Financial Officer	April 29, 2024
Saleem Elmasri	(Principal Financial Officer)

/s/ Robert Arnone	Director	April 29, 2024
Robert Arnone

/s/ Sean Deson	Director	April 29, 2024
Sean Deson

/s/ Lynn Stockwell	Director	April 29, 2024
Lynn Stockwell

/s/ Dean Valore	Director	April 29, 2024
Dean Valore

