Form 10-Q
period 2024-03-31
Bright Green Corp
filed 2024-05-20
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 16, 2024, there were 190,166,318 shares of the registrant’s common stock outstanding.

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

Condensed Consolidated Financial Statements (Unaudited)

BRIGHT GREEN CORPORATION

March 31, 2024 and 2023

(Expressed in United States Dollars)

1

BRIGHT GREEN CORPORATION

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

BRIGHT GREEN CORPORATION

Condensed Consolidated Balance Sheets

As at March 31, 2024 and December 31, 2023

(Expressed in United States Dollars)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$-	$10,059
Prepaid expenses and other assets	55,524	258,230
Total current assets	55,524	268,289

Other investment held at fair value (Note 5)	-	726,343
Property, plant, and equipment (Note 6)	15,894,359	16,407,415
Intangible assets (Note 7)	6,450	1,000

Total assets	$15,956,333	$17,403,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (Note 11)	$4,489,602	$4,175,220
Accrued liabilities	21,943	411,099
Due to others (Note 5)	-	1,650,000
Related party short-term note payable (Note 11)	165,000	-
Total current liabilities	4,676,545	6,236,319

Long-term liabilities
Related party line of credit note (Notes 8 and 11)	166,235	201,783
Total long-term liabilities	166,235	201,783

Total liabilities	4,842,780	6,438,102

STOCKHOLDERS’ EQUITY
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2024 and December 31, 2023, respectively (Note 9)	-	-
Common stock; $0.0001 par value; 500,000,000 shares authorized; 190,166,318 and 184,758,818 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (Note 9)	19,017	18,476
Additional paid-in capital (Note 9)	59,247,455	58,149,938
Accumulated deficit	(48,152,919)	(47,203,469)
Total stockholders’ equity	11,113,553	10,964,945

Total liabilities and stockholders’ equity	$15,956,333	$17,403,047

Going Concern and Basis of Presentation (Note 2)
Contingencies (Note 12)
Subsequent Events (Note 13)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

	Three Months Ended
	March 31, 2024	March 31, 2023

Revenue	$-	$-

Expenses

General and administrative expenses	1,733,839	2,455,082
Depreciation	144,028	157,541
Total operating expenses	1,877,867	2,612,623

Loss from operations	$(1,877,867)	$(2,612,623)

Other income (expense)

Foreign currency transaction gain (loss)	533	(642)
Change in fair value of assets, net (Note 5)	(80,705)	-
Gain on extinguishment of debt (Note 5)	1,008,589	-
Total other income (expense)	928,417	(642)

Loss before income taxes	$(949,450)	$(2,613,265)

Income tax expense	-	-

Net loss and comprehensive loss	$(949,450)	$(2,613,265)

Weighted average common shares outstanding - basic and diluted	187,511,977	173,445,814

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

	Three Months Ended March 31, 2024
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity

Balance at December 31, 2023 (Audited)	184,758,818	$18,476	$58,149,938	$(47,203,469)	$10,964,945

Stock-based compensation (Note 10)	-	-	130,318	-	130,318
Common stock issued for settlement of accounts payable (Notes 9 and 11)	2,420,000	242	425,678	-	425,920
Common stock issued for services (Notes 9 and 11)	2,987,500	299	541,521	-	541,820
Net loss	-	-	-	(949,450)	(949,450)

Balance at March 31, 2024	190,166,318	$19,017	$59,247,455	$(48,152,919)	$11,113,553

	Three Months Ended March 31, 2023
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity

Balance at December 31, 2022 (Audited)	173,304,800	$17,329	$45,637,328	$(34,075,821)	$11,578,836

Warrants exercised for cash (Note 9)	200,000	20	209,980	-	210,000
Common stock issued for cashless conversion from related party LOC for EB-5 program (Note 9)	22,005	2	879,998	-	880,000
Common stock issued for cash for EB-5 program (Note 9)	22,005	2	879,998	-	880,000
Common stock issued for services (Note 9)	875,000	88	823,812	-	823,900
Net loss	-	-	-	(2,613,265)	(2,613,265)

Balance at March 31, 2023	174,423,810	$17,441	$48,431,116	$(36,689,086)	$11,759,471

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

	Three Months Ended
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(949,450)	$(2,613,265)

Adjustments to reconcile net cash (used in) provided by operating activities:
Foreign currency transaction (gain) loss	(533)	642
Change in fair value of assets, net	80,705	-
Gain on extinguishment of debt	(1,008,589)	-
Depreciation	144,028	157,541
Stock-based compensation	672,138	823,900
Changes in operating assets and liabilities:
Prepaid expenses and other assets	63,088	7,767
Accounts payable	883,845	1,326,189
Accrued liabilities	36,764	491,031
Accrued interest	19,452	79,586
Net cash (used in) provided by operating activities	(58,552)	273,391

CASH FLOWS FROM INVESTING ACTIVITIES

Deposits	-	47,944
Purchase of intangible assets	(5,450)	-
Purchase of property, plant, and equipment	(56,057)	(1,585,612)
Net cash used in investing activities	(61,507)	(1,537,668)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party line of credit	110,000	200,000
Payments to related party line of credit	(150,000)	(17,795)
Proceeds from related party short-term note payable	150,000	-
Proceeds from issuance of common stock	-	880,000
Proceeds from warrants exercised	-	210,000
Net cash provided by financing activities	110,000	1,272,205

NET (DECREASE) INCREASE IN CASH	(10,059)	7,928
CASH, BEGINNING OF PERIOD	10,059	414,574
CASH, END OF PERIOD	$-	$422,502

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING & FINANCING ACTIVITIES
Transfer from due to related party to related party LOC	$-	$392,194
Related party LOC in exchange for common stock for EB-5 program	$-	$(880,000)
Related party payroll liability in exchange for common stock	$(425,920)	$-
Adjustment to prepaid expenses and other assets for forfeited deposit in settlement of debt	$139,618	$-
Adjustment to construction in progress for return of equipment in settlement of debt	$425,085	$-
Adjustment to other investment held at fair value for return of shares in settlement of debt	$645,638	$-
Settlement of accounts payable in exchange for other investment held at fair value	$(568,930)	$-
Settlement of due to others in exchange for other investment held at fair value	$(1,650,000)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

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

On February 1, 2023, the Company initiated a private placement offering of common stock, only to accredited or qualified institutional investors, in reliance upon Rule 506, Regulation D promulgated under the Securities Act, pursuant to the U.S. government’s EB-5 immigrant investor program (the “EB-5 Program”). Under the EB-5 Program as originally constituted, the Company may issue up to an aggregate of 12,609,152 shares of common stock at $39.99 per share. On March 29, 2024, the Company modified the program to authorize 20,000,000 shares to be sold at $2.00 per share. The offering allows for up to 50 investors to participate in the offering by making an $800,000 in exchange for 200,000 shares of common stock.

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

On September 20, 2023, the Company formed Regional Center Bright Green, LLC (“RCBG”). RCBG is a wholly-owned subsidiary of the Company and is registered as a limited liability company in New Mexico. RCBG was created to assist foreign investors in obtaining permanent residency in the United States by investing in U.S. businesses, while adhering to the EB-5 Immigrant Investor Program guidelines. As of March 31, 2024, the subsidiary was not yet operational.

The Company is a start-up company at March 31, 2024 and has no revenue.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

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

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which the Company filed on April 16, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company had no revenues from product sales and incurred a net loss of $949,450 and $2,613,265, respectively. Net cash used in and provided by operations for the three months ended March 31, 2024, and 2023 was ($58,552) and $273,391, respectively. The Company has incurred recurring losses from operations, and as of March 31, 2024, had an accumulated deficit of $48,152,919 (December 31, 2023 – $47,203,469) and had a negative working capital of $4,621,021 (December 31, 2023 – $5,968,030).

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

During the three months ended March 31, 2024, the Company has drawn $110,000 from the Company’s $15 million related party line of credit. The Company also received $150,000 from a related party short-term note payable (Note 11). The funds from the related party short-term note payable were used to pay down the related party line of credit $150,000, leaving available $14.8 million to draw from that credit facility (Note 8). There is substantial doubt about the Company’s ability to continue as a going concern due to the necessity to generate positive cash flows from operations and/or obtain additional financing. There is no assurance that the Company will be able to generate positive cash flows from operations or obtain additional financing on terms acceptable to the Company, if at all.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

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

These risks and uncertainties may have a material adverse effect on the Company’s financial condition and operating results. Management has taken actions to address the Company’s liquidity needs, including managing expenses, developing pathways to revenue, and pursuing additional financing, such as the EB-5 Program announced on February 1, 2023, and modified on March 29, 2024. However, there can be no assurance that such actions will be sufficient to enable the Company to continue as a going concern. There can be no assurance that these assumptions will prove accurate in all material respects or that the Company will be able to successfully execute its operating plan.

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

For the Three Months Ended March 31, 2024 and 2023

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

E. Intangible Assets

The Company’s intangible assets consist of certain licenses and trademarks (Note 7). The licenses will be amortized over the term of each license. The trademarks are expected to contribute to cash flows indefinitely. The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present, and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of the Company’s cash, other assets, accounts payable, accrued liabilities, due to others, and due to related party balances approximated their fair values as of March 31, 2024 and December 31, 2023 due to their short-term nature. The Company’s investment in Alterola Biotech, Inc. (“Alterola”) was also accounted for at fair value and recorded in Other investment held at fair value in the condensed consolidated balance sheets. In accordance with the levels defined above, Level 1, the fair value of the Company’s Alterola investment was $nil as of March 31, 2024 and $726,343 as of December 31, 2023. See Note 5 for more information.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

G. Other Investment Held at Fair Value

In accordance with ASC 825, the Company records its investment at fair value under the Other investment held at fair value in the Company’s condensed consolidated balance sheets, and changes in fair value are recognized as Change in fair value of assets, net, a component of Other expense in the condensed consolidated statements of operations and comprehensive loss.

The Company’s Alterola investment is accounted for at fair value under ASC 321 and recorded in Other investment held at fair value on the condensed consolidated balance sheets, and changes in fair value are recognized as Change in fair value of assets, net, a component of Other expense in the condensed consolidated statements of operations and comprehensive loss (Note 5).

H. Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs totaled $1,860 and $11,483 for the three months ended March 31, 2024 and 2023, respectively.

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

For the Three Months Ended March 31, 2024 and 2023

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

For the three months ended March 31, 2024 and 2023, all outstanding stock options, warrants, and similar instruments were excluded from the computation of diluted net loss per share, because the exercise price of these instruments exceeded the average market price of the Company’s common stock, making them anti-dilutive.

K. Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for how public business enterprises report information about operating segments in the Company’s condensed consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in the United States of America and the Company is a start-up company as at March 31, 2024 and 2023 and has no revenue. The Company’s reportable segments and operating segments will include its growth, production, and research of medicinal plants operations.

L. Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to valuation allowance for deferred tax assets, valuation of warrants, stock options, and stock-based compensation, going concern assessment, and assignment of the useful lives of property, plant, and equipment. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

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

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

O. Recently Adopted Accounting Standards

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of topics in the codification. Certain amendments represent clarifications to or technical corrections of the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The Company is currently assessing the impact this standard will have on the Company’s future condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 are intended to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on the Company’s future condensed consolidated financial statements.

P. Recently Issued but Not Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-07 are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 require annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and a disaggregation of income taxes paid, net of refunds. The amendments in ASU 2023-09 also eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The amendments in ASU 2023-09 should be applied prospectively. The Company is currently assessing the impact this standard will have on the Company’s future condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

P. Recently Issued but Not Adopted Accounting Standards (continued)

Management does not believe that other recently issued, but not yet effective, accounting standards could have a material effect on the Company’s condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $nil and $187,821 in excess of the FDIC insured limit at March 31, 2024 and December 31, 2023, respectively.

5. Other Investment Held at Fair Value

The Company’s Alterola investment is accounted for at fair value under ASC 321 and presented as Other investment held at fair value on the condensed consolidated balance sheets. Any changes in fair value of the Company’s Alterola investment are recorded as a change in fair value of assets in its condensed consolidated statements of operations and comprehensive loss. Based on quoted market prices the fair value of the Company’s Alterola investment was $645,638 prior to signing a Settlement and Release agreement with United Science, LLC (United) and Alterola on March 13, 2024. For the three months ended March 31, 2024, the Company recorded $80,705 of change in fair value of assets.

As part of the agreement: 1) a deposit made to United in the amount of approximately $1,100,000 was forfeited; 2) leased equipment was returned to United; 3) 118,535,168 shares of common stock of Alterola were transferred to United in lieu of payment of outstanding invoices totaling approximately $568,000; and 4) 83,226,814 shares of common stock of Alterola were returned to the three shareholders (Equipped4 Holdings Limited (“Equipped”), Phytotherapeutix Holdings Ltd. (“Phyto”), and TPR Global Limited (“TPR”)) who had initially sold the shares to the Company in exchange for settlement of the $1,650,000 remaining balance for the Alterola investment. Equipped, Phyto, and TPR each received approximately 27,742,271 shares of common stock of Alterola. For the three months ended March 31, 2024, the Company recognized a $1,008,589 gain on extinguishment of debt, as a result of the Settlement and Release Agreement.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

5. Other Investment Held at Fair Value (continued)

At March 31, 2024 and December 31, 2023, the other investment held at fair value was $nil and $726,343.

6. Property, Plant, and Equipment

The Company owns an expansive 22-acre modern Dutch “Venlo style” glass greenhouse situated on 70 acres in Grants, New Mexico. It is being retrofitted for growing, processing and distribution of medicinal plants, including Marijuana, for medical researchers licensed by the Drug Enforcement Administration.

Property, plant, and equipment at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Furniture and fixtures	$88,690	$88,690
Land	260,000	260,000
Construction in progress	10,266,838	10,635,866
Building and improvements	8,883,851	8,883,851
	19,499,379	19,868,407
Accumulated depreciation	(3,605,020)	(3,460,992)
Net property, plant, and equipment	$15,894,359	$16,407,415

The amount of interest expense capitalized and included in construction in progress was $19,452 and $223,271 during the periods ended March 31, 2024 and December 31, 2023, respectively (Notes 8 and 11).

Since 2020, the Company has had the rights to two land purchase options:

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

In 2022, the Company notified the two landowners of the Company’s intention to exercise the two Real Estate Option Agreements. The Company is in the process of negotiating final terms of the two acquisitions.

As of March 31, 2024, the acquisitions have not been completed.

7. Intangible Assets

Intangible assets at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Licenses	$1,000	$1,000
Trademarks	5,450	-
	6,450	1,000
Accumulated amortization	-	-
Net intangible assets	$6,450	$1,000

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

8. Related Party Line of Credit Note

On June 5, 2022, the Company and LDS Capital LLC (“Lender”), whose managing member is a member of the Company’s Board of Directors (the “Board”), entered into an unsecured line of credit in the form of a note (the “June Note”). The June Note provides that the Company may borrow up to $5.0 million, including an initial loan of $3.0 million, through June 4, 2025 (the “June Note Maturity Date”) from Lender. Prior to the June Note Maturity Date, the Company may borrow up to an additional $2.0 million under the June Note, at Lender’s sole discretion, and subject to the Company’s request of such additional funds from Lender (each loan furnished under the June Note individually, a “Loan,” and collectively, the “Loans”). The Company has the right, but not the obligation, to prepay any Loan, in whole or in part, prior to the June Note Maturity Date. Interest on the unpaid principal amount of any Loan accrues through the earlier of the June Note Maturity Date or the date of prepayment on such Loan, at a rate of 2% per annum plus the Prime Rate (the rate of interest per annum announced from time to time by JP Morgan Chase Bank as its prime rate). If the principal and interest, if any, of any Loan is not paid in full on the June Note Maturity Date, additional penalty interest will accrue on such Loan in the amount of 2% per annum. The Company amended the line of credit on November 14, 2022, to increase the capacity by $10 million. On January 31, 2023, LDS Capital LLC assigned the note to its sole member, Lynn Stockwell, who the Company’s Chairwoman and majority shareholder.

As of March 31, 2024, the Lender has funded the Company $6,093,250 (December 31, 2023 – $5,983,250), with the Company paying back $6,260,855 (December 31, 2023 – $6,110,855) of those funds, which includes $327,605 in interest. As of March 31, 2024, there was accrued interest of $6,235 (December 31, 2023 – $1,783). The funds have been used for the construction in progress, and during the three months ended March 31, 2024, interest expense of $4,452 (December 31, 2023 – $223,271) has been capitalized (Note 6).

On February 7, 2024, the related party line of credit note was paid down by $150,000 with funds received from a related party short-term note (Note 11).

On February 8, 2024 and March 25, 2024, the Company drew an additional $100,000 and $10,000, respectively, on the related party line of credit note (Note 11), leaving $14.8 million available.

9. Stockholders’ Equity

The Company has authorized 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2024 and December 31, 2023, there were 190,166,318 and 184,758,818, respectively, of shares of common stock issued and outstanding. The Company has not issued any shares of preferred stock to date.

During the three months ended March 31, 2024, the Company issued the following:

-	450,000 shares of common stock for services rendered, at a fair value of $0.2116 per share, to four consultants of the Company, in January 2024;

-	2,537,500 shares of common stock for services rendered, at a fair value of $0.1760 per share, to the Company’s former Executive Chairman, in February 2024; and

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

9. Stockholders’ Equity (continued)

-	2,420,000 shares of common stock at a fair value of $0.1760 per share to the Company’s former Executive Chairman, in February 2024, in lieu of unpaid cash remuneration and bonus compensation during his tenure with the Company.

During the three months ended March 31, 2023, the Company issued the following:

-	200,000 warrants exercised in exchange for 200,000 shares of common stock issued for cash at $1.05 per share, to one accredited investor in February 2023;

-	22,005 shares of common stock issued at $39.99 per share, to a member of the Board in February 2023, through a cashless conversion; the related party line of credit note was paid down $880,000 in exchange for an $880,000 investment, pursuant to the Company’s EB-5 Program;

-	22,005 shares of common stock issued at $39.99 per share, to one accredited investor in March 2023, pursuant to the Company’s EB-5 Program; and

-	875,000 shares of common stock for services rendered, at a fair value of $0.9416 per share, to the Company’s former Executive Chairman, in March 2023.

Private Placement Offerings

September 2022 Private Placement

On September 7, 2022, the Company entered into a Securities Purchase Agreement with investors for the sale by the Company of 9,523,810 shares of common stock and warrants to purchase up to an aggregate of 9,523,810 shares of common stock. The combined purchase price of one share and the accompanying warrant (“September 2022 Warrants”) was $1.05. Subject to certain ownership limitations, the September 2022 Warrants are exercisable immediately after issuance at an exercise price equal to $1.05 per share of Common Stock, subject to adjustments as provided under the terms of the September 2022 Warrants. The September 2022 Warrants have a term of five years from the date of issuance. The September 2022 Private Placement closed on September 12, 2022. The Company received gross proceeds of approximately $10 million before deducting transaction-related fees and expenses payable by the Company. As of March 31, 2024, 200,000 of the September 2022 Warrants have been redeemed for $210,000.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

9. Stockholders’ Equity (continued)

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

May 2023 Warrants

In the Company’s May 2023 Private Placement, Warrants to purchase up to 3,684,210 shares of Common Stock were issued (“May 2023 Warrants”). The fair value of the May 2023 Warrants was determined utilizing a Black Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.78, exercise price of $0.95, term of five years, volatility of 165.0%, risk-free rate of 3.8%, and dividend rate of 0.0%). The grant date fair value of the May 2023 Warrants was estimated to be $1.6 million on May 24, 2023 and is reflected within additional paid-in capital.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

9. Stockholders’ Equity (continued)

September 2023 Warrants

In connection with the repayment obligation of the related party line of credit note in September 2023, Warrants to purchase up to 2,827,960 shares of Common Stock were issued (“September 2023 Warrants”). The fair value of the September 2023 Warrants was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price of $0.46, exercise price of $3.00, expected life of one year, volatility of 149%, risk-free rate of 5.36%, and dividend rate of 0.0%). The grant date fair value of the September 2023 Warrants was estimated to be approximately $149,180 on September 1, 2023, and is reflected within additional paid-in capital.

10. Stock-Based Compensation

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

As of March 31, 2024 and 2023, there were 7,900,000 and nil, respectively, of awards granted under the Plan. The awards consisted of 1,800,000 shares of stock options and 6,100,000 shares of RSUs.

The Company’s stock-based compensation costs for the three months ended March 31, 2024 and 2023 were $672,138 and $823,900, respectively, with the costs allocated to general and administrative expenses. Stock options accounted for $nil and $nil and RSUs accounted for $130,318 and $nil of the total stock-based compensation costs for the three months ended March 31, 2024 and 2023, respectively.

Stock Options

The Company uses the Black-Scholes option-pricing model to value stock option grants to employees, non-employees, and directors. The fair value of the Company’s common stock is used to determine the fair value of stock options. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method to calculate the expected term for options granted to employees whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

10. Stock-Based Compensation (continued)

During the three months ended March 31, 2024, the Company’s stock option activity was as follows:

-	On March 31, 2024, 625,000 shares of unvested stock options granted to the Chief Executive Officer of the Company in September 2023 were canceled by mutual agreement between the Company and the Chief Executive Officer.

During the three months ended March 31, 2023, the Company did not have any stock option activity.

The following table summarizes stock option activity for the three months ended March 31, 2024:

	Stock Options Outstanding & Exercisable
		Weighted	Weighted Average
	Number of	Average	Remaining Life
	Stock Options	Exercise Price	(Years)
Balance, December 31, 2023	2,425,000	$0.3353	9.90
Granted	-	-
Exercised	-	-
Expired/Canceled	(625,000)	0.3353
Balance, March 31, 2024	1,800,000	$0.3353	9.60

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

10. Stock-Based Compensation (continued)

During the three months ended March 31, 2024, the Company’s restricted stock unit activity was as follows:

-	On March 7, 2024, the Company granted 600,000 shares of time-based RSUs, which vest in equal monthly installments over a period of one year beginning March 7, 2024, to the Chief Financial Officer of the Company; and

-	On March 31, 2024, 625,000 shares of RSUs granted to the Chief Executive Officer of the Company in September 2023 were canceled by mutual agreement and replaced with 5,500,000 RSUs, which consisted of both time-based and performance-based RSUs. The Company granted 500,000 RSUs that vested on March 31, 2024, 3,000,000 RSUs that vest ratably over a period of twenty-four months beginning April 2, 2024, and the remaining 2,000,000 RSUs that vest upon the achievement of certain milestones.

During the three months ended March 31, 2023, the Company did not have any restricted stock unit activity.

The following table summarizes restricted stock unit activity for the three months ended March 31, 2024:

	Nonvested RSUs
		Weighted Average
	Number of	Fair Value
	RSUs	(Grant Date)
Balance, December 31, 2023	625,000	$0.3848
Granted	6,100,000	0.2409
Vested	(539,452)	0.2416
Forfeited/Canceled	(625,000)	0.3848
Balance, March 31, 2024	5,560,548	$0.2408

11. Related Party Transactions

Other than the transactions disclosed elsewhere in the condensed consolidated financial statements, the following are the other significant related party transactions and balances:

Included in common stock issued for services during the three months ended March 31, 2024, were 4,957,500 shares of common stock issued to the former Executive Chairman of the Company for services rendered, unpaid cash remuneration, and bonus compensation (Note 9).

Included in stock-based awards granted during the three months ended March 31, 2024, were 5,500,000 shares of RSUs granted to the Chief Executive Officer of the Company. On March 31, 2024, 625,000 shares of RSUs that were granted in September 2023 were canceled by mutual agreement between the Company and the Chief Executive Officer (Note 10).

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

11. Related Party Transactions (continued)

Included in stock-based awards granted during the three months ended March 31, 2024, were 600,000 shares of RSUs granted to the Chief Financial Officer of the Company (Note 10).

At March 31, 2024 and December 31, 2023, $22,927 and $23,460, respectively, was due to a company majority owned by the Company’s former Chief Executive Officer. The amount is included in accounts payable in the condensed consolidated balance sheets.

At March 31, 2024 and December 31, 2023, $134,413 and $68,037, respectively, was due to a company wholly owned by the Company’s Chief Financial Officer, who also is a shareholder. The amount is included in accounts payable in the condensed consolidated balance sheets.

At March 31, 2024 and December 31, 2023, $184,719, and $66,667, respectively, was due to a company wholly owned by the Company’s Chief Executive Officer. The amount is included in accounts payable in the condensed consolidated balance sheets.

At March 31, 2024 and December 31, 2023, $400,000 and $400,000, respectively, was due to a firm that has one of its partners serving on the Company’s Board of Directors. The amount is included in accounts payable in the condensed consolidated balance sheets.

At March 31, 2024, $165,000 short-term note payable in the condensed consolidated balance sheets, was due to a Lender, whose company is owned and controlled by a member of the Company’s Board of Directors. The balance includes $15,000 of interest expense that was capitalized and included in construction in progress (Note 6). The note is personally guaranteed by the Company’s Chairwoman and majority shareholder and the principal and interest are payable on or before June 30, 2024.

At March 31, 2024, the outstanding balance on the related party line of credit of $166,235 in the condensed consolidated balance sheets, was due to a Lender, who is the Company’s Chairwoman and majority shareholder (Note 8).

12. Contingencies

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in United States Dollars)

12. Contingencies (continued)

Bright Green Corporation v. John Fikany, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company filed a complaint for declaratory judgment against a consultant of the Bright Green Group of Companies, an entity unrelated to the Company, to determine if defendant is entitled to 5,000,000 shares of the Company’s common stock, based on a failure to fulfill agreed upon conditions precedent to earning such shares from the Company. Defendant counterclaimed and filed a third-party claim against a director of the Company, and her spouse, for claims including wrongful termination and breach of contract. The Company denies defendants allegations and have set forth arguments refuting defendant’s counterclaims and third-party claims. The case has proceeded to trial and a decision is expected in the second half of 2024.

Bright Green Corporation v. Jerry Capussi, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company and defendant, a former consultant of Sunnyland Farms Inc., an entity unrelated to the Company, have each filed claims for declaratory judgment seeking to determine by court order whether defendant is entitled to (i) shares of common stock in the Company (amounting to no more than 108,000 shares) or (ii) fair market value of defendant’s equity ownership of Bright Green Grow Innovations, LLC, a predecessor company of Bright Green Corporation. The lawsuit is in early discovery stages, and the Company is preparing arguments for a summary judgment motion. There are no claims for specific monetary liability against either party.

13. Subsequent Events

The Company’s management has evaluated the subsequent events up to May 20, 2024, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following constitute material subsequent events:

On April 5, 2024 and April 9, 2024, the Company drew an additional $20,000 and $40,000, respectively, on the related party line of credit note, leaving $14.7 million available to draw from that credit facility.

On April 25, 2024, the Company received $749,878 from one accredited investor, pursuant to the Company’s EB-5 Program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and other periodic reports filed with the Securities and Exchange Commission (the “SEC”) for discussions of forward-looking statements and factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis, and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Bright Green Corporation (the “Company”, “BGC”, “Bright Green”, “we,” “us”, or “our) is a first-mover in the U.S. federally-authorized cannabis space. BGC is one of a few companies who have received from the U.S. Drug Enforcement Administration (the “DEA”), a federal controlled substances registration for the bulk manufacturing of cannabis under DEA Registration No. RB0649383 (the “DEA Registration”), which allows the Company to produce and export federally legal cannabis, cannabis extracts, and tetrahydrocannabinol in the U.S. We received the DEA Registration on April 28, 2023, pursuant to the Memorandum of Agreement (the “MOA”) with the DEA entered into on April 27, 2023, which replaced the 2021 Memorandum of Agreement (the “2021 MOA”) (DEA Document Control Number W20078135E). In May 2023, we received a second DEA registration for Importing Schedule I Controlled Substances under DEA registration No. RB0650754.

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

Key Factors Affecting Our Results of Operations and Future Performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the section titled “Risk Factors” of this Quarterly Report on Form 10-Q.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2024 and March 31, 2023.

The Company has not started commercial operations but has incurred expenses in connection with corporate and administrative matters, upkeep of acquired properties for future growing, processing and distribution of medical plants, and improvements to those properties. These expenses include stock-based compensation for services rendered, legal and audit fees, and property-related expenses such as depreciation, insurance and taxes. As a result, the Company reported a net loss in both reporting periods.

Three months ended March 31, 2024 compared to three months ended March 31, 2023.

Revenue:

We are a start-up company and have not generated any revenues for the three months ended March 31, 2024 and 2023. We can provide no assurance that we will generate sufficient revenues from our intended business operations to sustain a viable business operation.

Operating Expenses:

We incurred operating expenses in the amount of $1,877,867 for the three months ended March 31, 2024, as compared to $2,612,623 for the same period ended 2023. We incurred general and administrative expenses in the amount of $1,733,839 for the three months ended March 31, 2024, as compared to $2,455,082 for the same period ended 2023. Our operating expenses for all periods consisted entirely of general and administrative expenses and depreciation. The detail by major category within general and administrative expenses for the three months ended March 31, 2024 and 2023 is reflected in the table below.

	Three Months Ended

	March 31, 2024	March 31, 2023

Professional fees	$688,766	$926,093
Stock-based compensation	672,138	823,900
Officer salaries	138,418	480,757
Licenses	94,024	5,550
Other expenses	92,877	123,533
Insurance	30,482	40,906
Property taxes	13,943	14,528
Travel	3,191	39,815
Total general and administrative expenses	$1,733,839	$2,455,082
Depreciation	144,028	157,541
Total operating expenses	$1,877,867	$2,612,623

Our general and administrative expenses decreased by $721,243 for the three months ended March 31, 2024, compared to the same period in 2023, largely due to decreased spending on officer salaries, stock-based compensation to executives, and professional fees.

We expect our general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Liquidity and Capital Resources

As of March 31, 2024, the Company had cash of $nil compared to $10,059 as of December 31, 2023. The decrease of $10,059 in cash was mainly by the use of funds for the construction in progress and the costs associated with the Company’s SEC filings. This was partly offset by cash received from a $110,000 draw on the line of credit. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities and draws on the line of credit provided by the Chairwoman of the Company. As of March 31, 2024, the Company had a total stockholders’ equity of $11,113,553 (December 31, 2023 - $10,964,945).

The Company is in its initial stages to start building facilities to grow, research, and distribute medical plants. The Company has incurred recurring losses from operations and, as of March 31, 2024, had an accumulated deficit of $48,152,919 (December 31, 2023 - $47,203,469) and a negative working capital of $4,621,021 (December 31, 2023 – $5,968,030). The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the condensed consolidated financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing, and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors or credit facilities in a timely manner, the Company will explore available options, including but not limited to an equity-backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

Sources of Liquidity

Cash Flows

Operating Activities

	For the three months ended
	March 31, 2024	Mach 31, 2023

Net cash (used in) provided by operating activities	(58,552)	273,391

During the three months ended March 31, 2024 and March 31, 2023, all cash (used in) provided by operating activities was for general and administrative expenses.

Investing Activities

	For the three months ended
	March 31, 2024	March 31, 2023

Net cash used in investing activities	(61,507)	(1,537,668)

During the three months ended March 31, 2024 and March 31, 2023, all cash used in investing activities was for the construction of the greenhouse.

Financing Activities

	For the three months ended
	March 31, 2024	March 31, 2023

Net cash provided by financing activities	110,000	1,272,205

During the three months ended March 31, 2024, cash provided by financing activities were proceeds of $150,000 from the related party short-term note payable and $110,000 from the related party line of credit. These proceeds were offset by a payment of $150,000 to the related party line of credit.

During the three months ended March 31, 2023, cash provided by financing activities were proceeds of $1,090,000 from the issuance of common stock and warrants, net of issuance costs, and $182,205 from the related party line of credit.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2024.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 3 “Summary of Significant Accounting Policies,” in the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, no material changes were made to the Company’s significant accounting policies.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period ended March 31, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An investment in our securities involves a high degree of risk, including those risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which we encourage you to review. There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024, as amended on April 29, 2024. If any of these risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment in our securities. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this Quarterly Report on Form 10-Q, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” for more information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Memorandum of Agreement, dated February 15, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2024.
10.2	Scope of Work, dated March 6, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2024.
10.3	Credit Agreement, dated March 6, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2024.
10.4	Settlement Agreement and Release, dated March 12, 2024, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2024.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

* Filed herewith.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT GREEN CORPORATION

Date: May 20, 2024	By:	/s/ Gurvinder Singh
Gurvinder Singh
Chief Executive Officer

Date: May 20, 2024	By:	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer

