Form 10-Q
period 2024-06-30
Bright Green Corp
filed 2024-08-19
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, there were 191,166,318 shares of the registrant’s common stock outstanding.

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

Condensed Consolidated Financial Statements (Unaudited)

BRIGHT GREEN CORPORATION

June 30, 2024 and 2023

(Expressed in United States Dollars)

1

BRIGHT GREEN CORPORATION

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

BRIGHT GREEN CORPORATION

Condensed Consolidated Balance Sheets

As at June 30, 2024 and December 31, 2023

(Expressed in United States Dollars)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$92,827	$10,059
Prepaid expenses and other assets	42,051	258,230
Total current assets	134,878	268,289

Other investment held at fair value (Note 5)	-	726,343
Property, plant, and equipment (Note 6)	15,837,456	16,407,415
Intangible assets (Note 7)	9,010	1,000

Total assets	$15,981,344	$17,403,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (Note 11)	$4,768,744	$4,175,220
Accrued liabilities	37,218	411,099
Common stock payable for EB-5 program (Note 9)	800,000	-
Due to others (Note 5)	-	1,650,000
Related party short-term note payable (Note 11)	165,000	-
Related party line of credit note (Notes 8 and 11)	347,695	-
Total current liabilities	6,118,657	6,236,319

Long-term liabilities
Related party line of credit note (Notes 8 and 11)	-	201,783

Total liabilities	6,118,657	6,438,102

STOCKHOLDERS’ EQUITY
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2024 and December 31, 2023, respectively (Note 9)	-	-
Common stock; $0.0001 par value; 500,000,000 shares authorized; 190,166,318 and 184,758,818 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (Note 9)	19,017	18,476
Additional paid-in capital (Note 9)	59,440,356	58,149,938
Accumulated deficit	(49,596,686)	(47,203,469)
Total stockholders’ equity	9,862,687	10,964,945

Total liabilities and stockholders’ equity	$15,981,344	$17,403,047

Going Concern and Basis of Presentation (Note 2)
Contingencies (Note 12)
Subsequent Events (Note 13)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$-	$-	$-	$-

Expenses
General and administrative expenses	1,379,859	2,827,296	3,113,698	5,282,378
Depreciation	144,028	159,210	288,056	316,751
Total operating expenses	1,523,887	2,986,506	3,401,754	5,599,129

Loss from operations	$(1,523,887)	$(2,986,506)	$(3,401,754)	$(5,599,129)

Other income (expense)

Other income (Note 9)	80,000	-	80,000	-
Interest income	9	-	9	-
Foreign currency transaction gain (loss)	111	(724)	644	(1,366)
Change in fair value of assets, net (Note 5)	-	-	(80,705)	-
Gain on extinguishment of debt (Note 5)	-	-	1,008,589	-
Total other income (expense)	80,120	(724)	1,008,537	(1,366)

Loss before income taxes	$(1,443,767)	$(2,987,230)	$(2,393,217)	$(5,600,495)

Income tax expense	-	-	-	-

Loss before equity in net losses of affiliate	$(1,443,767)	$(2,987,230)	$(2,393,217)	$(5,600,495)

Equity in net losses of affiliate	-	(4,941)	-	(4,941)

Net loss and comprehensive loss	$(1,443,767)	$(2,992,171)	$(2,393,217)	$(5,605,436)

Weighted average common shares outstanding basic and diluted	190,166,318	176,240,466	188,839,147	174,851,640

Net loss per common share basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

	Three Months and Six Months Ended June 30, 2024
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity

Balance at March 31, 2024	190,166,318	$19,017	$59,247,455	$(48,152,919)	$11,113,553
Stock-based compensation (Note 10)	-	-	192,901	-	192,901
Net loss	-	-	-	(1,443,767)	(1,443,767)

Balance at June 30, 2024	190,166,318	$19,017	$59,440,356	$(49,596,686)	$9,862,687

Balance at December 31, 2023 (Audited)	184,758,818	$18,476	$58,149,938	$(47,203,469)	$10,964,945

Stock-based compensation (Note 10)	-	-	323,219	-	323,219
Common stock issued in lieu of unpaid cash remuneration and bonus compensation (Notes 9 and 11)	2,420,000	242	425,678	-	425,920
Common stock issued for services (Notes 9 and 11)	2,987,500	299	541,521	-	541,820
Net loss	-	-	-	(2,393,217)	(2,393,217)
Balance at June 30, 2024	190,166,318	$19,017	$59,440,356	$(49,596,686)	$9,862,687

	Three Months and Six Months Ended June 30, 2023
	Common Stock		Additional paid-in	Accumulated	Total stockholders’ equity/member’s
	Shares	Amount	capital	deficit	capital

Balance at March 31, 2023	174,423,810	$17,441	$48,431,116	$(36,689,086)	$11,759,471
Common stock and warrants issued for cash in a private placement, net of issuance costs of $395,250 (Note 9)	3,684,210	368	3,104,382	-	3,104,750
Common stock issued for services (Note 9)	1,375,000	139	1,448,611	-	1,448,750
Net loss	-	-	-	(2,992,171)	(2,992,171)

Balance at June 30, 2023	179,483,020	$17,948	$52,984,109	$(39,681,257)	$13,320,800

Balance at December 31, 2022 (Audited)	173,304,800	$17,329	$45,637,328	$(34,075,821)	$11,578,836

Common stock and warrants issued for cash in a private placement, net of issuance costs of $395,250 (Note 9)	3,684,210	368	3,104,382	-	3,104,750
Warrants exercised for cash (Note 9)	200,000	20	209,980	-	210,000
Common stock issued for cashless conversion from related party LOC for EB-5 program (Note 9)	22,005	2	879,998	-	880,000
Common stock issued for cash for EB-5 program (Note 9)	22,005	2	879,998	-	880,000
Common stock issued for services (Note 9)	2,250,000	227	2,272,423	-	2,272,650
Net loss	-	-	-	(5,605,436)	(5,605,436)

Balance at June 30, 2023	179,483,020	$17,948	$52,984,109	$(39,681,257)	$13,320,800

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,393,217)	$(5,605,436)
Adjustments to reconcile net cash (used in) provided by operating activities:
Foreign currency transaction (gain) loss	(644)	1,366
Equity in net losses of affiliate	-	4,941
Change in fair value of assets, net	80,705	-
Gain on extinguishment of debt	(1,008,589)	-
Depreciation	288,056	316,751
Stock-based compensation	865,039	2,272,650
Changes in operating assets and liabilities:
Prepaid expenses and other assets	76,561	(104,270)
Accounts payable	1,163,098	373,306
Accrued liabilities	52,039	498,586
Accrued interest	26,559	163,356
Net cash used in operating activities	(850,393)	(2,078,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	-	47,944
Purchase of intangible assets	(8,010)	-
Purchase of property, plant, and equipment	(143,182)	(2,271,073)
Net cash used in investing activities	(151,192)	(2,223,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party line of credit	284,353	200,000
Payments to related party line of credit	(150,000)	-
Proceeds from related party short-term note payable	150,000	-
Proceeds from issuance of common stock	-	880,000
Proceeds from issuance of common stock and warrants, issued in private placement, net of issuance costs	-	3,104,750
Proceeds from common stock payable for EB-5 program	800,000	-
Proceeds from warrants exercised	-	210,000
Net cash provided by financing activities	1,084,353	4,394,750

NET INCREASE IN CASH	82,768	92,871
CASH, BEGINNING OF PERIOD	10,059	414,574
CASH, END OF PERIOD	$92,827	$507,445

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING & FINANCING ACTIVITIES
Transfer from due to related party to related party LOC	$-	$392,194
Related party LOC in exchange for common stock for EB-5 program	$-	$(880,000)
Related party payroll liability in exchange for common stock	$(425,920)	$-
Adjustment to prepaid expenses and other assets for forfeited deposit in settlement of debt	$139,618	$-
Adjustment to construction in progress for return of equipment in settlement of debt	$425,085	$-
Adjustment to other investment held at fair value for return of shares in settlement of debt	$645,638	$-
Settlement of accounts payable in exchange for other investment held at fair value	$(568,930)	$-
Settlement of due to others in exchange for other investment held at fair value	$(1,650,000)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2024 and 2023

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

On February 1, 2023, the Company initiated a private placement offering of common stock, only to accredited or qualified institutional investors, in reliance upon Rule 506, Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the U.S. government’s EB-5 immigrant investor program (the “EB-5 Program”). Under the EB-5 Program as originally constituted, the Company may issue up to an aggregate of 12,609,152 shares of common stock at $39.99 per share. On March 29, 2024, the Company modified the program to authorize 20,000,000 shares to be sold at $2.00 per share. The offering allows for up to 50 investors to participate in the offering by making an $800,000 in exchange for 400,000 shares of common stock.

On May 21, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor and existing stockholder of the Company for the sale by the Company of (i) 3,684,210 shares of the Company’s common stock, par value $0.0001 per share, and (ii) warrants to purchase up to an aggregate of 3,684,210 shares of the Company’s common stock, in a private placement offering. The combined purchase price of one share and accompanying warrant was $0.95. The shares and the warrants were sold and issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 of Regulation D promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

On September 20, 2023, the Company formed Regional Center Bright Green, LLC (“RCBG”). RCBG is a wholly-owned subsidiary of the Company and is registered as a limited liability company in New Mexico. RCBG was created to assist foreign investors in obtaining permanent residency in the United States by investing in U.S. businesses, while adhering to the EB-5 Immigrant Investor Program guidelines. The subsidiary became operational on April 25, 2024.

The Company is a start-up company as of June 30, 2024 and has no revenue.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2024 and 2023

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

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which the Company filed on April 16, 2024. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024.

For the six months ended June 30, 2024 and 2023, the Company had $nil in revenue and incurred a net loss of $2,393,217 and $5,605,436, respectively. Net cash used in operations for the six months ended June 30, 2024, and 2023 was $850,393 and $2,078,750, respectively. The Company has incurred recurring losses from operations, and as of June 30, 2024, had an accumulated deficit of $49,596,686 (December 31, 2023 – $47,203,469) and had a negative working capital of $5,983,779 (December 31, 2023 – $5,968,030).

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

During the six months ended June 30, 2024, the Company has raised $800,000 from the Company’s EB-5 Program. The Company also has drawn $284,353 from the Company’s $15 million related party line of credit and received $150,000 from a related party short-term note payable (Note 11). The funds from the related party short-term note payable were used to pay down the related party line of credit $150,000, leaving available $14.65 million to draw from that credit facility (Note 8). There is substantial doubt about the Company’s ability to continue as a going concern due to the necessity to generate positive cash flows from operations and/or obtain additional financing. There is no assurance that the Company will be able to generate positive cash flows from operations or obtain additional financing on terms acceptable to the Company, if at all.

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

For the Three Months and Six Months Ended June 30, 2024 and 2023

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

For the Three Months and Six Months Ended June 30, 2024 and 2023

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

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

F. Fair Value of Financial Instruments (continued)

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of the Company’s cash, other assets, accounts payable, accrued liabilities, due to others, and related party short-term note payable balances approximated their fair values as of June 30, 2024 and December 31, 2023 due to their short-term nature. The Company’s investment in Alterola Biotech, Inc. (“Alterola”) was also accounted for at fair value and recorded in other investment held at fair value in the condensed consolidated balance sheets. In accordance with the levels defined above, Level 1, the fair value of the Company’s Alterola investment was $nil as of June 30, 2024 and $726,343 as of December 31, 2023. See Note 5 for more information.

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

H. Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs totalled $39,237 and $20,333 for the six months ended June 30, 2024 and 2023, respectively.

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

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

J. Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. The dilutive effect on earnings (loss) per share is calculated, presuming the exercise of outstanding stock options, warrants, and similar instruments. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss per share for all periods presented.

K. Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for how public business enterprises report information about operating segments in the Company’s condensed consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in the United States of America and the Company is a start-up company as at June 30, 2024 and 2023 and has no revenue. The Company’s reportable segments and operating segments will include its growth, production, and research of medicinal plants operations.

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

For the Three Months and Six Months Ended June 30, 2024 and 2023

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

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (continued)

O. Recently Adopted Accounting Standards (continued)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 are intended to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. After consideration, the Company has determined that ASU 2023-07 does not have a material impact on its financial statements, as the provisions outlined in the update are not applicable to the Company’s current operations or financial reporting.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

4. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $nil in excess of the FDIC insured limit at June 30, 2024 and December 31, 2023.

5. Other Investment Held at Fair Value

The Company’s Alterola investment was accounted for at fair value under ASC 321 and presented as Other investment held at fair value on the condensed consolidated balance sheets. Any changes in fair value of the Company’s Alterola investment were recorded as a change in fair value of assets in its condensed consolidated statements of operations and comprehensive loss. Based on quoted market prices, the fair value of the Company’s Alterola investment was $645,638 prior to signing a Settlement and Release Agreement with United Science, LLC (United) and Alterola on March 13, 2024. For the six months ended June 30, 2024, the Company recorded $80,705 of change in fair value of assets.

As part of the agreement: (1) a deposit made to United in the amount of approximately $1,100,000 was forfeited; (2) leased equipment was returned to United; (3) 118,535,168 shares of common stock of Alterola were transferred to United in lieu of payment of outstanding invoices totalling approximately $568,000; and (4) 83,226,814 shares of common stock of Alterola were returned to the three shareholders (Equipped4 Holdings Limited (“Equipped”), Phytotherapeutix Holdings Ltd. (“Phyto”), and TPR Global Limited (“TPR”)) who had initially sold the shares to the Company in exchange for settlement of the $1,650,000 remaining balance for the Alterola investment. Equipped, Phyto, and TPR each received approximately 27,742,271 shares of common stock of Alterola. For the six months ended June 30, 2024, the Company recognized a $1,008,589 gain on extinguishment of debt, as a result of the Settlement and Release Agreement.

At June 30, 2024 and December 31, 2023, the other investment held at fair value was $nil and $726,343.

6. Property, Plant, and Equipment

The Company owns an expansive 22-acre modern Dutch “Venlo style” glass greenhouse situated on 70 acres in Grants, New Mexico. It is being retrofitted for growing, processing and distribution of medicinal plants, including marijuana, for medical researchers licensed by the Drug Enforcement Administration.

Property, plant, and equipment at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Furniture and fixtures	$88,690	$88,690
Land	260,000	260,000
Construction in progress	10,353,963	10,635,866
Building and improvements	8,883,851	8,883,851
	19,586,504	19,868,407
Accumulated depreciation	(3,749,048)	(3,460,992)
Net property, plant, and equipment	$15,837,456	$16,407,415

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

6. Property, Plant, and Equipment (continued)

The amount of interest expense capitalized and included in construction in progress was $26,559 and $223,271 during the periods ended June 30, 2024 and December 31, 2023, respectively (Notes 8 and 11).

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

As of June 30, 2024, the acquisitions have not been completed.

7. Intangible Assets

Intangible assets at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Licenses	$1,000	$1,000
Trademarks	8,010	-
	9,010	1,000
Accumulated amortization	-	-
Net intangible assets	$9,010	$1,000

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

8. Related Party Line of Credit Note (continued)

As of June 30, 2024, the Lender has funded the Company $6,267,603 (December 31, 2023 – $5,983,250), with the Company paying back $6,260,855 (December 31, 2023 – $6,110,855) of those funds, which includes $327,605 in interest. As of June 30, 2024, there was accrued interest of $13,342 (December 31, 2023 – $1,783). The funds have been used for the construction in progress, and during the six months ended June 30, 2024, interest expense of $11,559 (year ended December 31, 2023 – $223,271) has been capitalized (Note 6).

On February 7, 2024, the related party line of credit note was paid down by $150,000 with funds received from a related party short-term note (Note 11).

On February 8, 2024, the Company drew an additional $100,000 on the related party line of credit note. On March 25, 2024, an additional $10,000 was drawn, followed by $20,000 on April 5, 2024, $40,000 on April 9, 2024, $50,000 on April 16, 2024, and $64,353 on June 11, 2024 (Note 11), leaving $14.65 million available.

9. Stockholders’ Equity

The Company has authorized 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2024 and December 31, 2023, there were 190,166,318 and 184,758,818, respectively, of shares of common stock issued and outstanding. The Company has not issued any shares of preferred stock to date.

During the six months ended June 30, 2024, the Company issued the following:

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

9. Stockholders’ Equity (continued)

-	22,005 shares of common stock issued at $39.99 per share, to one accredited investor in March 2023, pursuant to the Company’s EB-5 Program;

-	875,000 shares of common stock for services rendered, at a fair value of $0.9416 per share, to the Company’s former Executive Chairman, in March 2023;

-	500,000 shares of common stock for services rendered, at a fair value of $1.13 per share, to the Company’s former Chief Executive Officer, in May 2023;

-	3,684,210 shares of common stock and warrants to purchase up to an aggregate of 3,684,210 shares of common stock, at a combined purchase price of $0.95 per share and accompanying warrant, in a private placement offering, in May 2023 (the “May 2023 Private Placement”); and

-	875,000 shares of common stock for services rendered, at a fair value of $1.01 per share, to the Company’s former Executive Chairman, in June 2023.

Common stock payable for EB-5 program

On June 30, 2024 and December 31, 2023, the Company recorded $800,000 and $nil, respectively, of common stock payable related to common stock to be issued upon receipt of the signed agreement, to one accredited investor pursuant to the Company’s EB-5 Program. The common stock payable for the EB-5 Program comprised 400,000 shares to be issued at a purchase price of $2.00 per share, for gross cash proceeds received of $880,000, including administrative fee income of $80,000.

Private Placement Offerings

September 2022 Private Placement

On September 7, 2022, the Company entered into a Securities Purchase Agreement with investors for the sale by the Company of 9,523,810 shares of common stock and warrants to purchase up to an aggregate of 9,523,810 shares of common stock. The combined purchase price of one share and the accompanying warrant (“September 2022 Warrants”) was $1.05. Subject to certain ownership limitations, the September 2022 Warrants are exercisable immediately after issuance at an exercise price equal to $1.05 per share of Common Stock, subject to adjustments as provided under the terms of the September 2022 Warrants. The September 2022 Warrants have a term of five years from the date of issuance. The September 2022 Private Placement closed on September 12, 2022. The Company received gross proceeds of approximately $10 million before deducting transaction-related fees and expenses payable by the Company. As of June 30, 2024, 200,000 of the September 2022 Warrants have been redeemed for $210,000.

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

For the Three Months and Six Months Ended June 30, 2024 and 2023

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

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

As of June 30, 2024 and 2023, there were 8,001,612 and nil, respectively, of awards granted under the Plan. The awards consisted of 2,288,403 shares of stock options and 5,713,209 shares of RSUs.

The Company’s stock-based compensation costs for the six months ended June 30, 2024 and 2023 were $865,039 and $2,272,650, respectively, with the costs allocated to general and administrative expenses. Stock options accounted for $49,166 and $nil and RSUs accounted for $274,053 and $nil of the total stock-based compensation costs for the six months ended June 30, 2024 and 2023, respectively.

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

The fair value of the stock options was estimated using the following assumptions:

	2024	2023
Weighted average fair value at grant date	$0.2013	$0.3303
Valuation assumptions:
Expected life of options (years)	5.00	5.00
Expected stock volatility	186.90%	213.90%
Risk-free interest rate	4.54%	4.42%
Expected dividend yield	0.00%	0.00%

During the six months ended June 30, 2024, the Company’s stock option activity was as follows:

-	On March 31, 2024, 625,000 shares of unvested stock options granted to the Chief Executive Officer of the Company in September 2023 were cancelled by mutual agreement between the Company and the Chief Executive Officer.

-	On May 23, 2024, the Company granted 488,403 time-based stock options to the Company’s Chairwoman and majority shareholder, as well as to two Directors. The stock options vest 4/12ths upon issuance, and the remaining in equal increments on the last day of each month for the next eight months, with full vesting on December 31, 2024.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

10. Stock-Based Compensation (continued)

During the six months ended June 30, 2023, the Company did not have any stock option activity.

The following table summarizes stock option activity for the six months ended June 30, 2024:

	Stock Options Outstanding & Exercisable
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding as at December 31, 2023	2,425,000	$0.3353	9.90
Granted	488,403	0.3276	9.90
Exercised	-	-
Expired/Cancelled	(625,000)	0.3353
Outstanding as at June 30, 2024	2,288,403	$0.3337	9.50
Exercisable as at June 30, 2024	2,044,202	$0.3344	9.60

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

During the six months ended June 30, 2024, the Company’s restricted stock unit activity was as follows:

-	On March 7, 2024, the Company granted 600,000 shares of time-based RSUs, which vest in equal monthly installments over a period of one year beginning March 7, 2024, to the Chief Financial Officer of the Company;

-	On March 31, 2024, 625,000 shares of RSUs granted to the Chief Executive Officer of the Company in September 2023 were cancelled by mutual agreement and replaced with 5,500,000 RSUs, which consisted of both time-based and performance-based RSUs. The Company granted 500,000 RSUs that vested on March 31, 2024, 3,000,000 RSUs that vest ratably over a period of twenty-four months beginning April 2, 2024, and the remaining 2,000,000 RSUs that vest upon the achievement of certain milestones; and

-	On May 23, 2024, the Company granted 238,209 shares of time-based RSUs to a Director of the Company, which vest 2/10ths upon issuance and the remaining in equal increments on the last day of each month for the next eight months, with full vesting on December 31, 2024.

During the six months ended June 30, 2023, the Company did not have any restricted stock unit activity.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

10. Stock-Based Compensation (continued)

The following table summarizes restricted stock unit activity for the six months ended June 30, 2024:

	Nonvested RSUs
		Weighted Average
	Number of	Fair Value
	RSUs	(Grant Date)
Balance, December 31, 2023	625,000	$0.3848
Granted	6,338,209	0.2397
Vested	(1,159,736)	0.2363
Forfeited/Cancelled	(625,000)	0.3848
Balance, June 30, 2024	5,178,473	$0.2405

11. Related Party Transactions

Other than the transactions disclosed elsewhere in the condensed consolidated financial statements, the following are the other significant related party transactions and balances:

Included in common stock issued for services during the six months ended June 30, 2024, were 4,957,500 shares of common stock issued to the former Executive Chairman of the Company for services rendered, unpaid cash remuneration, and bonus compensation (Note 9).

Included in stock-based awards granted during the six months ended June 30, 2024, were 5,500,000 shares of RSUs granted to the Chief Executive Officer of the Company. On March 31, 2024, 625,000 shares of RSUs that were granted in September 2023 were cancelled by mutual agreement between the Company and the Chief Executive Officer (Note 10).

Included in stock-based awards granted during the six months ended June 30, 2024, were 600,000 shares of RSUs granted to the Chief Financial Officer of the Company (Note 10).

Included in stock-based awards granted during the six months ended June 30, 2024, were 238,209 shares of RSUs granted to a Director of the Company (Note 10).

Included in stock-based awards granted during the six months ended June 30, 2024, were 488,403 shares of stock options granted to two Directors of the Company and to the Company’s Chairwoman and majority shareholder (Note 10).

At June 30, 2024 and December 31, 2023, $22,816 and $23,460, respectively, was due to a company majority owned by the Company’s former Chief Executive Officer. The amount is included in accounts payable in the condensed consolidated balance sheets.

At June 30, 2024 and December 31, 2023, $121,082 and $68,037, respectively, was due to a company wholly owned by the Company’s Chief Financial Officer, who also is a shareholder. The amount is included in accounts payable in the condensed consolidated balance sheets.

At June 30, 2024 and December 31, 2023, $192,365 and $66,667, respectively, was due to a company wholly owned by the Company’s Chief Executive Officer. The amount is included in accounts payable in the condensed consolidated balance sheets.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Expressed in United States Dollars)

11. Related Party Transactions (continued)

At June 30, 2024 and December 31, 2023, $400,000 and $400,000, respectively, was due to a firm that has one of its partners serving on the Company’s Board of Directors. The amount is included in accounts payable in the condensed consolidated balance sheets.

At June 30, 2024, $165,000 short-term note payable in the condensed consolidated balance sheets, was due to a Lender, whose company is owned and controlled by a member of the Company’s Board of Directors. The balance includes $15,000 of interest expense that was capitalized and included in construction in progress (Note 6). The note is personally guaranteed by the Company’s Chairwoman and majority shareholder and the principal and interest are payable on or before September 30, 2024.

At June 30, 2024, the outstanding balance on the related party line of credit of $347,695 in the condensed consolidated balance sheets, was due to a Lender, who is the Company’s Chairwoman and majority shareholder (Note 8).

12. Contingencies

In the ordinary course of business, the Company is routinely defendants in, or parties to a number of pending and threatened legal actions including actions brought on behalf of various classes of claimants. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of such matters will be. Legal provisions are established when it becomes probable that the Company will incur an expense related to a legal action and the amount can be reliably estimated. Such provisions are recorded at the best estimate of the amount required to settle any obligation related to these legal actions as at the condensed consolidated balance sheet date, taking into account the risks and uncertainties surrounding the obligation. Management and internal and external experts are involved in estimating any amounts that may be required. The actual costs of resolving these claims may vary significantly from the amount of the legal provisions. The Company’s estimate involves significant judgement, given the varying stages of the proceedings, the fact that the Company’s liability, if any, has yet to be determined and the fact that the underlying matters will change from time to time. Other than as set forth below, the Company is not presently a party to any litigation. The Company is not able to make a reliable assessment of the potential losses as these matters are at an early stage, accordingly, no amounts have been accrued in the condensed consolidated financial statements.

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

For the Three Months and Six Months Ended June 30, 2024 and 2023

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

13. Subsequent Events

The Company’s management has evaluated the subsequent events up to August 19, 2024, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855, and has determined the following constitute material subsequent events:

On July 15, 2024, the Company’s Chief Executive Officer redeemed 1,000,000 vested RSUs for 1,000,000 shares of common stock.

On July 17, 2024, the Company drew an additional $50,000 on the related party line of credit note, leaving $14.6 million available to draw from that credit facility.

On August 19, 2024, the board of directors of the Company approved an amendment and restatement to the related party line of credit note (the “Secured Note”), pursuant to which, among other things, upon Ms. Stockwell making a new advance in the principal amount of at least $3,500,000 under the terms of the Secured Note, all obligations due under the Secured Note shall be secured by (i) a first lien mortgage on the Company’s fee interest in the real property and improvements thereon, including, without limitation, the land, buildings, fixtures, equipment and machinery located at 1033 George Hanosh Blvd, Grants, NM 87020 (the “Property”) and a first priority assignment of leases and rents, (ii) a first priority security interest in all accounts receivable of Company, (iii) an assignment of all contracts, licenses, permits, plans, specifications and other documentation with respect to the Property, and (iv) such other collateral as is customary for a loan of this type, including additional real property if the acquisition of such property occurs while this Secured Note is outstanding.

The Secured Note also provides for a conversion feature pursuant to which Ms. Stockwell may, at her discretion, convert the outstanding principal and interest balance of the Secured Note into (i) shares of the Company’s Common Stock at a price of $1.15 per share (the “Shares”) and (ii) warrants at a price of $0.13 per warrant, which warrants shall be exercisable into shares of the Company’s Common Stock at an exercise price of $3.00 per share (the “Warrant Shares”). Each of the price per Share and exercise price per Warrant Share represents a premium to the trading price of the Common Stock on the Nasdaq Capital Market.

Additionally, in connection with the entry into the Secured Note, the Company and Ms. Stockwell entered into an amendment to the Warrant (the “Warrant Amendment”), pursuant to which the Termination Date (as defined therein) shall mean the earlier of (i) the date that is 45 days after the date on which the closing price of the Company’s Common Stock on the Trading Market (as defined therein) equals or exceeds $3.00 per share, and (ii) August 31, 2027. The Warrant Amendment shall only become effective upon the funding of a minimum of $3,500,000 against the Secured Note.

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

Overview

Bright Green Corporation (the “Company,” “BGC,” “Bright Green,” “we,” “us,” or “our) is a first-mover in the U.S. federally-authorized cannabis space. BGC is one of a few companies who have received from the U.S. Drug Enforcement Administration (the “DEA”), a federal controlled substances registration for the bulk manufacturing of cannabis under DEA Registration No. RB0649383 (the “DEA Manufacturing Registration”), which allows the Company to produce and export federally legal cannabis, cannabis extracts, and tetrahydrocannabinol in the U.S. We received the DEA Manufacturing Registration on April 28, 2023, pursuant to the Memorandum of Agreement (the “MOA”) with the DEA entered into on April 27, 2023, which replaced the 2021 Memorandum of Agreement (the “2021 MOA”) (DEA Document Control Number W20078135E). In May 2023, we received a second DEA registration for Importing Schedule I Controlled Substances under DEA registration No. RB0650754 (the “DEA Importer Registration”).

Unlike state-licensed cannabis companies who engage in commercial sales to consumers, and whose businesses are legal under state law but not federal law, subject to the milestones and requirements set forth herein, we are authorized by the federal government to sell cannabis commercially for research and manufacturing purposes, export cannabis for international cannabis research purposes, and sell cannabis to DEA-registered pharmaceutical companies for the production of medical cannabis products and preparations. Our business activities under the DEA Manufacturing Registration are subject to applicable federal law and regulations and to our obligations under the MOA we entered into with the DEA. Our DEA Manufacturing Registration and our DEA Importer Registration were valid through July 31, 2024. On July 30, 2024 we received an extension letter from DEA (the “DEA Extension Letter”) which allows us to operate while the DEA is processing our DEA Manufacturing Registration renewal application, pursuant to 21 CFR 1301.36(i). The extension includes the ability to handle controlled substances throughout the time that the renewal application is being processed. We received DEA Extension Letters for both the DEA Manufacturing Registration and for the DEA Importer Registration. For our cannabis business line, we plan to focus on the development of cannabis strains and sales of cannabis and hemp products with high contents of CBN (cannabinol) and CBG (cannabigerol).

In addition to research and pharmaceutical supply sales, Bright Green will be able to sell certain cannabinoids, such as CBN (cannabinol) and CBG (cannabigerol) as hemp isolates or extracts, and plans to sell CBN and CBG hemp products to consumers where such products are fully legal under all applicable laws. On August 9, 2022, the DEA confirmed to BGC that cannabinoids, including, but not limited to CBN/CBG, which meet the definition of “hemp” by having a Delta-9-tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis, are outside of the DEA’s jurisdiction because they are not controlled under the CSA. Hemp and hemp products were made legal by the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”), which has been codified in 21 U.S.C. § 802(16)(B)(i), and 7 U.S.C. § 1639o. This hemp product business line will be in addition to our research and pharmaceutical cannabis activities conducted under the DEA Manufacturing Registration.

In addition to hemp and cannabis, we plan to manufacture additional plant-based medicines derived from controlled substance plants and fungi, including but not limited to, psilocybin, peyote cactus, and opium poppy as part of our “Drugs Made in America” strategy. In February 2024, we received approval from the New Mexico Board of Pharmacy to produce additional Schedule I and Schedule II controlled substances at our Grants, NM facility (NM Board of Pharmacy License Nos. CS02324187 (exp. July 31, 2027) and WD20220144 (Exp. December 31, 2025)). We have applied for an additional DEA bulk manufacturing registration for these additional Schedule I and Schedule II controlled substances. Our decision to expand beyond cannabis to other plant-based medicines is in response to increased demand for additional controlled substances, the growing need to bolster domestic supply and production of plant-based medicines, and the DEA’s recent decision to increase quotas for certain psychedelic controlled substances. Psilocybin, in particular, has received significant media attention in recent years, and clinical trials on the drug’s potential are underway at the Johns Hopkins Center for Psychedelic & Consciousness Research, the University of California, New York University, the University of Michigan, Yale University, and the Usona Institute, among others. Additionally, in July 2023, the American Medical Association (“AMA”) published language for new Current Procedural Terminology (“CPT”) III codes for psychedelic therapies. The codes went into effect on January 1, 2024. These new CPT codes will facilitate reimbursement and access to FDA-approved psychedelic therapies in the U.S. While no psychedelic-assisted therapy has yet been approved by the FDA, several potential new drugs are in various phases of clinical trials with the potential for at least one approval in 2024. The additional DEA bulk manufacturing registration that Bright Green is seeking will allow us to supply the growing demand for psychedelic and plant-based medicine research, as well as to produce Active Pharmaceutical Ingredients (“APIs”) for a number of key pharmaceutical drugs. Given the recent prescription drug shortages experienced both in the U.S. and in other countries, our additional approval would allow us to meet U.S. demand for these drugs and contribute a consistent domestic supply of these drugs both for API and for research purposes.

Because cannabis, and the other future controlled substances we have applied for DEA registration to manufacture, are still Schedule I and Schedule II controlled substances in the U.S., they have been historically under-researched. Though the majority of Americans now live in states where cannabis is legal, the full potential of the cannabis plant (and other controlled substance plants) for medicinal use remains understudied due to limited access to federally-approved cannabis and other controlled substances. The DEA recently issued a call for more cannabis research supply based on the increased demand for cannabis research in the U.S. As described herein, on April 28, 2023, we received the DEA Manufacturing Registration, which allows us to produce federally legal cannabis, cannabis extracts, and tetrahydrocannabinol and to sell legally within the U.S. to licensed researchers and pharmaceutical companies, in addition to qualifying us to export cannabis internationally. In January 2024, the DEA increased its quotas not only for cannabis but also for psilocybin and other psychedelics to meet medical and scientific needs. Our plan to expand our business to include additional controlled substances is in line with our Company’s mission and is in response to increased demand for these historically understudied plant medicines.

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

Having received our DEA Manufacturing Registration, we are permitted to cultivate and manufacture cannabis, supply cannabis researchers in the U.S. and globally, and produce cannabis for use in pharmaceutical production of prescription medicines within the U.S. Our DEA Manufacturing Registration permits our cannabis activities under federal law, which sets BGC apart from most other U.S. cannabis companies.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2024 and June 30, 2023.

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

Three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023.

Revenue:

We are a start-up company and have not generated any revenues for the three and six months ended June 30, 2024 and 2023. We can provide no assurance that we will generate sufficient revenues from our intended business operations to sustain a viable business operation.

Operating Expenses:

We incurred operating expenses in the amount of $1,523,887 for the three months ended June 30, 2024, as compared to $2,986,506 for the same period ended 2023. We incurred operating expenses in the amount of $3,401,754 for the six months ended June 30, 2024, as compared to $5,599,129 for the same period ended 2023. Our operating expenses for the three and six months ended June 30, 2024 and 2023 consisted entirely of general and administrative expenses and depreciation. The detail by major category within general and administrative expenses for the three and six months ended June 30, 2024 and 2023 are reflected in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Expenses
General and administrative expenses
Professional fees	$766,166	$629,846	$1,388,556	$1,490,083
Stock-based compensation	192,901	1,448,750	865,039	2,272,650
Officer salaries	184,999	555,181	389,793	1,101,794
Other expenses	177,678	118,360	270,555	241,893
Licenses	11,855	25	105,879	5,575
Insurance	29,163	37,405	59,645	78,311
Property taxes	15,038	14,528	28,981	29,056
Travel	2,059	23,201	5,250	63,016
Total general and administrative expenses	$1,379,859	$2,827,296	$3,113,698	$5,282,378
Depreciation	144,028	159,210	288,056	316,751
Total operating expenses	$1,523,887	$2,986,506	$3,401,754	$5,599,129

Our general and administrative expenses decreased by $1,447,437 and $2,168,680, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023, largely due to decreased spending on officer salaries, stock-based compensation to executives, and professional fees.

We expect our general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Liquidity and Capital Resources

As of June 30, 2024, the Company had cash of $92,827 compared to $10,059 as of December 31, 2023. The increase of $82,768 in cash was primarily due to $880,00 received from the sales of common stock through the Company’s EB-5 Program, a $284,353 draw on the related party line of credit, and $150,000 from a related party short-term note payable. This was partly offset by the use of funds for the construction in progress, costs associated with the Company’s SEC filings, and the utilization of funds from the related party short-term note payable to pay down the related party line of credit. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities and draws on the line of credit provided by the Chairwoman of the Company. As of June 30, 2024, the Company had a total stockholders’ equity of $9,862,687 (December 31, 2023 - $10,964,945).

The Company is in its initial stages to start building facilities to grow, research, and distribute medical plants. The Company has incurred recurring losses from operations and, as of June 30, 2024, had an accumulated deficit of $49,596,686 (December 31, 2023 - $47,203,469) and a negative working capital of $5,983,779 (December 31, 2023 – $5,968,030). The Company does not have sufficient working capital to pay its operating expenses for a period of at least 12 months from the date the condensed consolidated financial statements were authorized to be issued. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operating plan. The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing, and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the event that the Company is not able to raise capital from investors or credit facilities in a timely manner, the Company will explore available options, including but not limited to an equity-backed loan against the property. In the absence of additional appropriate financing, the Company may have to modify its plan or slow down the pace of development and commercialization.

Sources of Liquidity

Cash Flows

Operating Activities

	For the six months ended
	June 30, 2024	June 30, 2023

Net cash used in operating activities	(850,393)	(2,078,750)

During the six months ended June 30, 2024 and 2023, all cash used in operating activities was for general and administrative expenses.

Investing Activities

	For the six months ended
	June 30, 2024	June 30, 2023

Net cash used in investing activities	(151,192)	(2,223,129)

During the six months ended June 30, 2024 and 2023, all cash used in investing activities was for the construction of the greenhouse.

Financing Activities

	For the six months ended
	June 30, 2024	June 30, 2023

Net cash provided by financing activities	1,084,353	4,394,750

During the six months ended June 30, 2024, cash provided by financing activities were proceeds of $800,000 from the sales of common stock through the Company’s EB-5 Program, $150,000 from the related party short-term note payable, and $284,353 from a draw on the related party line of credit. These proceeds were offset by a payment of $150,000 to the related party line of credit.

The Company has recorded the $800,000 received from the sales of common stock through the Company’s EB-5 Program as common stock payable. The sale is not yet complete, and the common stock will be issued upon receipt of the signed agreement, pursuant to the Company’s EB-5 Program.

During the six months ended June 30, 2023, cash provided by financing activities were proceeds of $3,104,750 from the sales of units, $880,000 from the sales of common stock through the Company’s EB-5 Program, $210,000 from the exercise of warrants, and $200,000 from a draw on the related party line of credit.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months and six months ended June 30, 2024.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 3 “Summary of Significant Accounting Policies,” in the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024, no material changes were made to the Company’s significant accounting policies.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period ended June 30, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An investment in our securities involves a high degree of risk, including those risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which we encourage you to review. Other than as described below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024, as amended on April 29, 2024. If any of these risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment in our securities. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this Quarterly Report on Form 10-Q, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” for more information.

Our failure to meet the continuing listing requirements of Nasdaq could result in a delisting of our securities. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock.

On August 16, 2023, we received a written notification (the “Notice Letter”) from Nasdaq staff (the “Staff”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our common stock was below the $1.00 per share requirement for the last 30 consecutive business days (the “Bid Price Rule”). The Notice Letter stated that we have 180 calendar days, or until February 12, 2024, to regain compliance with the minimum bid price requirement. On February 13, 2024, we received notice (the “Approval”) from Nasdaq that the Company has been granted an additional 180-day grace period, or until August 12, 2024, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least ten consecutive business days on or prior to August 12, 2024.

On August 13, 2024, we received a determination letter from the Staff (the “Determination Letter), notifying us of the Staff’s determination to delist the Company’s securities from the Nasdaq, because the Company failed to satisfy the Bid Price Rule. Pursuant to the Determination Letter, unless we request an appeal by August 20, 2024, trading of our common stock will be suspended at the opening of trading on August 22, 2024, and a Form 25-NSE will be filed with the SEC, which would remove the Company’s securities from listing and registration on the Nasdaq. The Company has submitted a hearing request to appeal the delisting determination to a Panel (the “Panel”). The Company’s hearing request will stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. There can be no assurance that the Panel will grant the Company’s request for continued listing.

If our request for continued listing is not granted, then our securities would be delisted. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock. In the event of a delisting, we would likely take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

We have entered into a secured line of credit note with our founder and chair of the Board, whereby they have a first priority lien against our real assets. This indebtedness could materially and adversely affect our business, financial condition, and results of operations.

On June 5, 2022, we entered into an unsecured line of credit in the form of a note with LDS Capital LLC, whose managing member is a member of our Board of Directors (the “Note”). The Note originally provided that the Company may borrow up to $5 million through June 5, 2025. On November 14, 2022, the Note was amended to increase the capacity under the Note by $15 million. On January 31, 2023, LDS Capital LLC assigned the Note to Lynn Stockwell, its sole member. On August 19, 2024, the board of directors of the Company approved an amendment and restatement to the Note (the “Secured Note”), pursuant to which, among other things, upon the Lender making a new advance in the principal amount of at least $3,500,000 under the terms of the Secured Note, all obligations due under the Secured Note shall be secured by (i) a first lien mortgage on the Company’s fee interest in the real property and improvements thereon, including, without limitation, the land, buildings, fixtures, equipment and machinery located at 1033 George Hanosh Blvd, Grants, NM 87020 (the “Property”) and a first priority assignment of leases and rents, (ii) a first priority security interest in all accounts receivable of Company, (iii) an assignment of all contracts, licenses, permits, plans, specifications and other documentation with respect to the Property, and (iv) such other collateral as is customary for a loan of this type, including additional real property if the acquisition of such property occurs while this Secured Note is outstanding.

The Secured Note also provides for a conversion feature pursuant to which Lender may, at her discretion, convert the outstanding principal and interest balance of the Secured Note into (i) shares of the Company’s Common Stock at a price of $1.15 per share (the “Shares”) and (ii) warrants at a price of $0.13 per warrant, which warrants shall be exercisable into shares of the Company’s Common Stock at an exercise price of $3.00 per share (the “Warrant Shares”). Each of the price per Share and exercise price per Warrant Share represents a premium to the trading price of the Common Stock on the Nasdaq Capital Market.

Additionally, in connection with the entry into the Secured Note, the Company and the Lender entered into an amendment to the Warrant (the “Warrant Amendment”), pursuant to which the Termination Date (as defined therein) shall mean the earlier of (i) the date that is 45 days after the date on which the closing price of the Company’s Common Stock on the Trading Market (as defined therein) equals or exceeds $3.00 per share, and (ii) August 31, 2027. The Warrant Amendment shall only become effective upon the funding of a minimum of $3,500,000 against the Secured Note.

Any of these factors or others described in the Secured Note, and a default by the Company of any of the terms or covenants of the Secured Note, could materially and adversely affect our business, financial condition and results of operations.

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

BRIGHT GREEN CORPORATION

Date: August 19, 2024	By:	/s/ Gurvinder Singh
Gurvinder Singh
Chief Executive Officer

Date: August 19, 2024	By:	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer

