Form 10-Q
period 2024-09-30
Bright Green Corp
filed 2024-11-19
CIK 1886799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

As of November 19, 2024, there were 191,166,318 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as at September 30, 2024 (unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2024 and September 30, 2023	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2024 and September 30, 2023	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and September 30, 2023	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	33
Item 1A	Risk Factors	33
Item 2	Unregistered Sales of Equity Securities	34
Item 3	Defaults Upon Senior Securities	34
Item 4	Mine Safety Disclosures	34
Item 5	Other Information	34
Item 6	Exhibits	34

Signatures		35

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “continues,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. They appear in a number of places throughout this Quarterly Report on Form 10-Q, and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, future acquisitions and the industry in which we operate. Such statements may include, but are not limited to, statements concerning the following:

●	the initiation, design, cost, timing, progress and results of, and our expected ability to undertake certain activities and accomplish our goals;
●	the likelihood or timing of any regulatory approval;
●	our ability to successfully commercialize, and our expectations regarding commercial potential with respect to, our products;
●	the rate and degree of market acceptance of our products;
●	the size and growth potential of the markets for our products, and our ability to serve those markets;
●	our ability to obtain and maintain intellectual property protection;
●	interactions with regulatory authorities in the United States and foreign countries;
●	our ability to attract and retain experienced and seasoned scientific and management professionals to lead the Company;
●	the performance of our third-party suppliers and manufacturers, including our ability to scale-up manufacturing levels as necessary;
●	our ability to attract collaborators with relevant development, regulatory and commercialization expertise;
●	future activities to be undertaken by our strategic alliance partners, collaborators and other third parties;
●	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
●	our ability to avoid, settle or be victorious at costly litigation with shareholders, former executives or others, should these situations arise;
●	our ability to obtain and deploy funding for our operations and to efficiently use our financial and other resources;
●	our ability to establish trading of our securities on the best listing or quotation service available to us;
●	our ability to continue as a going concern; and
●	the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Quarterly Report on Form 10-Q. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K under “Risk Factors” for the year ended December 31, 2023, and readers should not place undue reliance on our forward-looking statements.

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

BRIGHT GREEN CORPORATION

Condensed Consolidated Balance Sheets

As at September 30, 2024 and December 31, 2023

(Expressed in United States Dollars)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$40,366	$10,059
Prepaid expenses and other assets	11,891	258,230
Total current assets	52,257	268,289

Other investment held at fair value (Note 5)	-	726,343
Property, plant, and equipment (Note 6)	15,903,703	16,407,415
Intangible assets (Note 7)	9,010	1,000

Total assets	$15,964,970	$17,403,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (Note 11)	$5,377,859	$4,175,220
Accrued liabilities	59,882	411,099
Common stock payable for EB-5 program (Note 9)	800,000	-
Due to others (Note 5)	-	1,650,000
Related party short-term note payable (Note 11)	165,000	-
Related party line of credit (LOC) note (Note 8 and 11)	640,315	-
Total current liabilities	7,043,056	6,236,319

Long-term liabilities
Related party line of credit note (Notes 8 and 11)	-	201,783
Total long-term liabilities	-	201,783

Total liabilities	7,043,056	6,438,102

STOCKHOLDERS’ EQUITY
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2024 and December 31, 2023, respectively (Note 9)	-	-
Common stock; $0.0001 par value; 500,000,000 shares authorized; 191,166,318 and 184,758,818 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (Note 9)	19,117	18,476
Additional paid-in capital (Note 9)	59,603,574	58,149,938
Accumulated deficit	(50,700,777)	(47,203,469)
Total stockholders’ equity	8,921,914	10,964,945

Total liabilities and stockholders’ equity	$15,964,970	$17,403,047

Going Concern and Basis of Presentation (Note 2)
Contingencies (Note 12)
Subsequent Events (Note 13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$-	$-	$-	$-

Expenses

General and administrative expenses	966,395	1,650,655	4,080,093	6,933,033
Depreciation	145,529	160,878	433,585	477,629
Total operating expenses	1,111,924	1,811,533	4,513,678	7,410,662

Loss from operations	$(1,111,924)	$(1,811,533)	$(4,513,678)	$(7,410,662)

Other income (expense)

Other income (Note 9)	-	-	80,000	-
Foreign currency transaction loss	(865)	-	(221)	(1,366)
Interest income	14	-	23	-
Change in fair value of assets, net (Note 5)	-	-	(80,705)	-
Gain on extinguishment of debt (Note 5)	8,684	-	1,017,273	-
Total other income (expense)	7,833	-	1,016,370	(1,366)

Loss before income taxes	$(1,104,091)	$(1,811,533)	$(3,497,308)	$(7,412,028)

Income tax expense	-	-	-	-

Loss before equity in net losses of affiliate	$(1,104,091)	$(1,811,533)	$(3,497,308)	$(7,412,028)

Equity in net losses of affiliate	-	(179,709)	-	(184,650)

Net loss and comprehensive loss	$(1,104,091)	$(1,991,242)	$(3,497,308)	$(7,596,678)

Weighted average common shares outstanding - basic and diluted	191,003,275	180,587,574	189,565,789	176,784,628

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

	Three Months and Nine Months Ended September 30, 2024
			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity

Balance at June 30, 2024	190,166,318	$19,017	$59,440,356	$(49,596,686)	$9,862,687

Stock-based compensation (Note 10)	1,000,000	100	163,218	-	163,318
Net loss	-	-	-	(1,104,091)	(1,104,091)

Balance at September 30, 2024	191,166,318	$19,117	$59,603,574	$(50,700,777)	$8,921,914

Balance at December 31, 2023 (Audited)	184,758,818	$18,476	$58,149,938	$(47,203,469)	$10,964,945

Stock-based compensation (Note 10)	1,000,000	100	486,437	-	486,537
Common stock issued in lieu of unpaid cash remuneration and bonus compensation (Notes 9 and 11)	2,420,000	242	425,678	-	425,920
Common stock issued for services (Notes 9 and 11)	2,987,500	299	541,521	-	541,820
Net loss	-	-	-	(3,497,308)	(3,497,308)

Balance at September 30, 2024	191,166,318	$19,117	$59,603,574	$(50,700,777)	$8,921,914

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (continued)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

	Three Months and Nine Months Ended September 30, 2023
			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity

Balance at June 30, 2023	179,483,020	$17,948	$52,984,109	$(39,681,257)	$13,320,800

Common stock and warrants issued for a cashless conversion of related party LOC, net of issuance costs of $10,000 (Note 9)	2,827,960	283	3,609,506	-	3,609,789
Common stock issued for services (Note 9)	1,572,838	157	673,096	-	673,253
Net loss	-	-	-	(1,991,242)	(1,991,242)

Balance at September 30, 2023	183,883,818	$18,388	$57,266,711	$(41,672,499)	$15,612,600

Balance at December 31, 2022 (Audited)	173,304,800	$17,329	$45,637,328	$(34,075,821)	$11,578,836

Common stock and warrants issued for cash in a private placement, net of issuance costs of $395,250 (Note 9)	3,684,210	368	3,104,382	-	3,104,750
Warrants exercised for cash (Note 9)	200,000	20	209,980	-	210,000
Common stock issued for cashless conversion from related party LOC for EB-5 program (Note 9)	22,005	2	879,998	-	880,000
Common stock and warrants issued for a cashless conversion of related party LOC, net of issuance costs of $10,000 (Note 9)	2,827,960	283	3,609,506	-	3,609,789
Common stock issued for cash for EB-5 program (Note 9)	22,005	2	879,998	-	880,000
Common stock issued for services (Note 9)	3,822,838	384	2,945,519	-	2,945,903
Net loss	-	-	-	(7,596,678)	(7,596,678)

Balance at September 30, 2023	183,883,818	$18,388	$57,266,711	$(41,672,499)	$15,612,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

	Nine Months Ended
	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,497,308)	$(7,596,678)

Adjustments to reconcile net cash (used in) provided by operating activities:
Foreign currency transaction loss	221	1,366
Equity in net losses of affiliate	-	184,650
Change in fair value of assets, net	80,705	-
Gain on extinguishment of debt	(1,017,273)	-
Depreciation	433,585	477,629
Stock-based compensation	1,028,357	2,945,903
Changes in operating assets and liabilities:
Prepaid expenses and other assets	106,721	(78,874)
Accounts payable	1,780,032	893,699
Accrued liabilities	74,703	698,866
Accrued interest	39,179	-
Net cash used in operating activities	(971,078)	(2,473,439)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible assets	(8,010)	-
Purchase of property, plant, and equipment	(354,957)	(2,204,161)
Net cash used in investing activities	(362,967)	(2,204,161)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party line of credit	564,352	200,000
Payments to related party line of credit	(150,000)	-
Proceeds from related party short-term note payable	150,000	-
Proceeds from issuance of common stock	-	880,000
Proceeds from issuance of common stock and warrants, issued in private placement, net of issuance costs	-	3,104,750
Payments to issuance costs for issuance of common stock and warrants, issued in cashless conversion of related party line of credit	-	(10,000)
Proceeds from common stock payable for EB-5 program	800,000	-
Proceeds from warrants exercised	-	210,000
Net cash provided by financing activities	1,364,352	4,384,750

NET INCREASE (DECREASE) IN CASH	30,307	(292,850)
CASH, BEGINNING OF PERIOD	10,059	414,574
CASH, END OF PERIOD	$40,366	$121,724

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING & FINANCING ACTIVITIES
Transfer from due to related party to related party LOC	$-	$392,194
Related party LOC in exchange for common stock for EB-5 program	$-	$(880,000)
Related party LOC in exchange for common stock and warrants	$-	$(3,619,789)
Related party payroll liability in exchange for common stock	$(425,920)	$-
Adjustment to prepaid expenses and other assets for forfeited deposit in settlement of debt	$139,618	$-
Adjustment to construction in progress for return of equipment in settlement of debt	$425,085	$-
Adjustment to other investment held at fair value for return of shares in settlement of debt	$645,638	$-
Settlement of accounts payable in exchange for other investment held at fair value	$(568,930)	$-
Settlement of due to others in exchange for other investment held at fair value	$(1,650,000)	$-
Conversion of RSU to common shares	$100	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

1. Description of Business and Organization

Bright Green Corporation was incorporated on April 16, 2019, under the Delaware General Corporation Law. The Company’s principal executive office is located in Grants, New Mexico. The Company holds the land, greenhouse, and patents required in the growth, production, and research of medicinal plants. When used herein, the terms the “Company,” “our,” “us,” “we,” or “Bright Green” refers to Bright Green Corporation and its consolidated subsidiary, Regional Center Bright Green, LLC.

On May 17, 2022, the Company’s common stock commenced trading on Nasdaq under the symbol “BGXX.”

On February 1, 2023, the Company initiated a private placement offering of common stock, only to accredited or qualified institutional investors, in reliance upon Rule 506, Regulation D promulgated under the Securities Act, pursuant to the U.S. government’s EB-5 immigrant investor program (the “EB-5 Program”). Under the EB-5 Program as originally constituted, the Company may issue up to an aggregate of 12,609,152 shares of common stock at $39.99 per share. On March 29, 2024, the Company modified the program to authorize 20,000,000 shares to be sold at $2.00 per share. The offering allows for up to 50 investors to participate in the offering by making an $800,000 investment in exchange for 200,000 shares of common stock.

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

On September 19, 2024, the Company was delisted from trading on Nasdaq and is currently trading on the OTC Markets under the symbol “BGXX.”

The Company is a start-up company as of September 30, 2024, and has no revenue.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

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

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which the Company filed on April 16, 2024. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results for the year ending December 31, 2024.

For the nine months ended September 30, 2024 and 2023, the Company had no revenue and incurred a net loss of $3,497,308 and $7,596,678, respectively. Net cash used in operations for the nine months ended September 30, 2024, and 2023 was $971,078 and $2,473,439, respectively. The Company has incurred recurring losses from operations, and as of September 30, 2024, had an accumulated deficit of $50,700,777 (December 31, 2023 – $47,203,469) and had a negative working capital of $6,990,799 (December 31, 2023 – $5,968,030).

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

During the nine months ended September 30, 2024, the Company raised $800,000 from the Company’s EB-5 Program. The Company also has drawn, inclusive of accrued interest, $640,315 from the Company’s $15 million related party line of credit and received $150,000 from a related party short-term note payable (Note 11). The funds from the related party short-term note payable were used to pay down the related party line of credit $150,000, leaving available $14.36 million to draw from that credit facility (Note 8). There is substantial doubt about the Company’s ability to continue as a going concern due to the necessity to generate positive cash flows from operations and/or obtain additional financing. There is no assurance that the Company will be able to generate positive cash flows from operations or obtain additional financing on terms acceptable to the Company, if at all.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

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

For the Three Months and Nine Months Ended September 30, 2024 and 2023

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

For the Three Months and Nine Months Ended September 30, 2024 and 2023

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of the Company’s cash, other assets, accounts payable, accrued liabilities, due to others, related party short-term note payable and related party line of credit note approximated their fair values as of September 30, 2024, and December 31, 2023, due to their short-term nature. The Company’s investment in Alterola Biotech, Inc. (“Alterola”) was also accounted for at fair value and recorded in “other investment held at fair value” in the condensed consolidated balance sheets. In accordance with the levels defined above, Level 1, the fair value of the Company’s Alterola investment was $nil as of September 30, 2024, and $726,343 as of December 31, 2023. See Note 5 for more information.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

G. Other Investment Held at Fair Value

In accordance with ASC 825, the Company records its investment at fair value under the “other investment held at fair value” in the Company’s condensed consolidated balance sheets, and changes in fair value are recognized as “change in fair value of assets, net,” a component of “other expense (expense)” in the condensed consolidated statements of operations and comprehensive loss.

The Company’s Alterola investment is accounted for at fair value under ASC 321 and recorded in “other investment held at fair value” on the condensed consolidated balance sheets, and changes in fair value are recognized as “change in fair value of assets, net,” a component of “other income (expense)” in the condensed consolidated statements of operations and comprehensive loss (Note 5).

H. Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs totaled $39,237 and $33,596 for the nine months ended September 30, 2024 and 2023, respectively.

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

For the Three Months and Nine Months Ended September 30, 2024 and 2023

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

K. Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for how public business enterprises report information about operating segments in the Company’s condensed consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Significantly all of the assets of the Company are located in the United States of America and the Company is a start-up company as at September 30, 2024 and 2023 and has no revenue. The Company’s reportable segments and operating segments will include its growth, production, and research of medicinal plants operations.

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

For the Three Months and Nine Months Ended September 30, 2024 and 2023

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

For the Three Months and Nine Months Ended September 30, 2024 and 2023

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

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

3.	Summary of Significant Accounting Policies (continued)

P. Recently Issued but Not Adopted Accounting Standards (continued)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 require annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and a disaggregation of income taxes paid, net of refunds. The amendments in ASU 2023-09 also eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-09 should be applied prospectively. The Company is currently assessing the impact this standard will have on the Company’s future condensed consolidated financial statements.

Management does not believe that other recently issued, but not yet effective, accounting standards could have a material effect on the Company’s condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $nil in excess of the FDIC insured limit at September 30, 2024 and December 31, 2023.

5. Other Investment Held at Fair Value

The Company’s Alterola investment was accounted for at fair value under ASC 321 and presented as “other investment held at fair value” on the condensed consolidated balance sheets. Any changes in fair value of the Company’s Alterola investment were recorded as a change in fair value of assets in its condensed consolidated statements of operations and comprehensive loss. Based on quoted market prices the fair value of the Company’s Alterola investment was $645,638 prior to signing a Settlement and Release Agreement with United Science, LLC (United) and Alterola on March 13, 2024. For the nine months ended September 30, 2024, the Company recorded an $80,705 loss to Change in fair value of assets, net.

As part of the Settlement and Release Agreement: 1) a deposit made to United in the amount of approximately $1,100,000 was forfeited; 2) leased equipment was returned to United; 3) 118,535,168 shares of common stock of Alterola were transferred to United in lieu of payment of outstanding invoices totaling approximately $568,000; and 4) 83,226,814 shares of common stock of Alterola were returned to the three shareholders (Equipped4 Holdings Limited (“Equipped”), Phytotherapeutix Holdings Ltd. (“Phyto”), and TPR Global Limited (“TPR”)) who had initially sold the shares to the Company in exchange for settlement of the $1,650,000 remaining balance for the Alterola investment. Equipped, Phyto, and TPR each received approximately 27,742,271 shares of common stock of Alterola. For the nine months ended September 30, 2024, the Company recognized a $1,008,589 gain on extinguishment of debt, as a result of the Settlement and Release Agreement.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

5.	Other Investment Held at Fair Value (continued)

At September 30, 2024 and December 31, 2023, the other investment held at fair value was $nil and $726,343, respectively.

6. Property, Plant, and Equipment

The Company owns an expansive 22-acre modern Dutch “Venlo style” glass greenhouse situated on 70 acres in Grants, New Mexico. It is being retrofitted for growing, processing and distribution of medicinal plants, including marijuana, for medical researchers licensed by the Drug Enforcement Administration.

Property, plant, and equipment at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Furniture and fixtures	$88,690	$88,690
Land	260,000	260,000
Construction in progress	10,565,740	10,635,866
Building and improvements	8,883,851	8,883,851
	19,798,281	19,868,407
Accumulated depreciation	(3,894,578)	(3,460,992)
Net property, plant, and equipment	$15,903,703	$16,407,415

The amount of interest expense capitalized and included in construction in progress was $39,179 and $223,271 during the periods ended September 30, 2024 and December 31, 2023, respectively (Notes 8 and 11).

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

In 2022, the Company notified the two landowners of the Company’s intention to acquire the real estate despite the expiration of the options. The Company is in the process of negotiating final terms of the two acquisitions and intends on closing the acquisitions upon obtaining sufficient financing.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

6.	Property, Plant, and Equipment (continued)

As of September 30, 2024, the acquisitions have not been completed.

7. Intangible Assets

Intangible assets at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Licenses	$1,000	$1,000
Trademarks	8,010	-
	9,010	1,000
Accumulated amortization	-	-
Net intangible assets	$9,010	$1,000

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

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

8.	Related Party Line of Credit Note (continued)

August 2024 Amendment

On August 19, 2024, the board of directors of the Company approved an amendment and restatement to the June Note pursuant to which, among other things, upon the Lender making a new advance in the principal amount of at least $3,500,000 (the “August Note”). Under the terms of the August Note all obligations due under the note shall be secured by (i) a first lien mortgage on the Company’s fee interest in the real property and improvements thereon, including, without limitation, the land, buildings, fixtures, equipment and machinery located at 1033 George Hanosh Blvd, Grants, NM 87020 (the “Collateralized Property”) and a first priority assignment of leases and rents, (ii) a first priority security interest in all accounts receivable of Company, (iii) an assignment of all contracts, licenses, permits, plans, specifications and other documentation with respect to the Collateralized Property, and (iv) such other collateral as is customary for a loan of this type, including additional real property if the acquisition of such property occurs while this note is outstanding.

The August Note also provides for a conversion feature pursuant to which Lender may, at her discretion, convert the outstanding principal and interest balance of the Secured Note into (i) shares of the Company’s Common Stock at a price of $1.15 per share (the “Shares”) and (ii) warrants at a price of $0.13 per warrant, which warrants shall be exercisable into shares of the Company’s Common Stock at an exercise price of $3.00 per share (the “August Warrant Shares”).

Additionally, in connection with the entry into the August Note, the Company and the Lender entered into an amendment to the warrants issued to Lender in connection with an September 1, 2023 conversion of $3,619,789 balance on the Note whereby warrants representing a conversion of outstanding principal at $0.13 per warrant to purchase up to 2,827,960 shares of Common Stock at a price of $3.00 per share were issued to Lender. The amendment modified the expiration date of the warrants to be the earlier of (i) the date that is 45 days after the date on which the closing price of the Company’s Common Stock equals or exceeds $3.00 per share, and (ii) August 31, 2027.

The new advance in the principal amount of at least $3,500,000 was not funded by the Lender and the Note was further amended in September 2024.

September 2024 Amendment

On September 16, 2024, the Company and Lynn Stockwell entered into a Secured Amended and Restated Line of Credit Note, amending and restating the terms of the original note entered into on November 14, 2022, which was originally amended and restated August 19, 2024 (as amended and restated, the “September Note”).

The September Note reduced the new advance in principal under the August Note from $3,500,000 to $2,500,000.

The September Note also modified the conversion feature of the August Note. Under the September Note, at Lender’s discretion, the Lender may convert up to $4 million of the outstanding principal and interest balance of the Note into shares of the Company’s newly designated Series A Preferred Stock, par value $0.0001 (the “Series A Preferred Stock”) at a conversion price of $0.40 per share. Each share of Series A Preferred Stock, subject to the Stockholder Approval, shall be convertible at the election of the Lender (or automatically if the balance is not repaid by December 31, 2024), into 14 shares of the Company’s common stock, par value $0.0001 per share. Each share of Series A Preferred Stock is generally entitled to one vote per share.

As of November 19, 2024, the $2,500,000 has not been funded.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

8.	Related Party Line of Credit Note (continued)

As of September 30, 2024, the Lender has funded the Company $6,547,603 (December 31, 2023 – $5,983,250), with the Company paying back $6,260,855 (December 31, 2023 – $6,110,855) of those funds, which includes $327,605 in interest. As of September 30, 2024, there was accrued interest of $25,963 (December 31, 2023 – $1,783). The funds have been used for the construction in progress, and during the nine months ended September 30, 2024, interest expense of $24,179 (December 31, 2023 – $223,271) has been capitalized (Note 6).

9. Stockholders’ Equity

The Company has authorized 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2024 and December 31, 2023, there were 191,166,318 and 184,758,818, respectively, of shares of common stock issued and outstanding. The Company has not issued any shares of preferred stock to date.

During the nine months ended September 30, 2024, the Company issued the following:

-	450,000 shares of common stock for services rendered, at a fair value of $0.2116 per share, to four consultants of the Company, in January 2024;

-	2,537,500 shares of common stock for services rendered, at a fair value of $0.1760 per share, to the Company’s former Executive Chairman, in February 2024;

-	2,420,000 shares of common stock at a fair value of $0.1760 per share to the Company’s former Executive Chairman, in February 2024, in lieu of unpaid cash remuneration and bonus compensation during his tenure with the Company; and

-	1,000,000 shares of common stock issued to the Company’s Chief Executive Officer, in July 2024, for redemption of 1,000,000 vested RSUs.

During the nine months ended September 30, 2023, the Company issued the following:

-	200,000 warrants exercised in exchange for 200,000 shares of common stock issued for cash at $1.05 per share, to one accredited investor in February 2023;

-	22,005 shares of common stock issued at $39.99 per share, to a member of the Board in February 2023, through a cashless conversion; the related party line of credit note was paid down $880,000 in exchange for an $880,000 investment, pursuant to the Company’s EB-5 Program;

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

9.	Stockholders’ Equity (continued)

-	22,005 shares of common stock issued at $39.99 per share, to one accredited investor in March 2023, pursuant to the Company’s EB-5 Program;

-	875,000 shares of common stock for services rendered, at a fair value of $0.9416 per share, to the Company’s former Executive Chairman, in March 2023;

-	500,000 shares of common stock for services rendered, at a fair value of $1.13 per share, to the Company’s former Chief Executive Officer, in May 2023;

-	3,684,210 shares of common stock and warrants to purchase up to an aggregate of 3,684,210 shares of common stock, at a combined purchase price of $0.95 per share and accompanying warrant, in a private placement offering, in May 2023 (the “May 2023 Private Placement”);

-	875,000 shares of common stock for services rendered, at a fair value of $1.01 per share, to the Company’s former Executive Chairman, in June 2023;

-	137,838 shares of common stock for services rendered, at a fair value of $0.74 per share, to a consultant of the Company, in July 2023;

-	2,827,960 shares of common stock and warrants to purchase up to an aggregate of 2,827,960 shares of common stock at an exercise price of $3.00 per share, issued at a combined price of $1.28 per share and accompanying warrant, to a member of the Board, through a cashless conversion; the related party line of credit note was paid in full $3,619,789 in exchange for a $3,619,789 investment, in September 2023;

-	60,000 shares of common stock for services rendered, at a fair value of $0.4015 per share, to a consultant of the Company, in September 2023;

-	500,000 shares of common stock for services rendered, at a fair value of $0.4015 per share, to the Company’s Chief Financial Officer, in September 2023; and

-	875,000 shares of common stock for services rendered, at a fair value of $0.3959 per share, to the Company’s Executive Chairman, in September 2023.

Common stock payable for EB-5 program

During the nine months ended September 30, 2024 and December 31, 2023, the Company recorded $800,000 and $nil, respectively, of common stock payable related to common stock to be issued upon receipt of signed agreement, to one accredited investor pursuant to the Company’s EB-5 program. The common stock payable for the EB-5 Program comprised 400,000 shares to be issued at a purchase price of $2.00 per share, for gross cash proceeds received of $880,000, including administrative fee income of $80,000.

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

9.	Stockholders’ Equity (continued)

Private Placement Offerings

September 2022 Private Placement

On September 7, 2022, the Company entered into a Securities Purchase Agreement with investors for the sale by the Company of 9,523,810 shares of common stock and warrants to purchase up to an aggregate of 9,523,810 shares of common stock. The combined purchase price of one share and the accompanying warrant (“September 2022 Warrants”) was $1.05. Subject to certain ownership limitations, the September 2022 Warrants are exercisable immediately after issuance at an exercise price equal to $1.05 per share of Common Stock, subject to adjustments as provided under the terms of the September 2022 Warrants. The September 2022 Warrants have a term of five years from the date of issuance. The September 2022 Private Placement closed on September 12, 2022. The Company received gross proceeds of approximately $10 million before deducting transaction-related fees and expenses payable by the Company. As of September 30, 2024, 200,000 of the September 2022 Warrants have been redeemed for $210,000.

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

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

9.	Stockholders’ Equity (continued)

Warrants

September 2022 Warrants

In the Company’s September 2022 Private Placement, warrants to purchase up to 9,523,810 shares of Common Stock were issued (“September 2022 Warrants”). The September 2022 Warrants were initially exercisable at a price of $1.05 per share, subject to adjustment as set forth in the September 2022 Warrants, at any time after September 12, 2022, and will expire on September 13, 2027. In connection with the May 2023 Private Placement, the exercise price of the September 2022 Warrants issued in the September 2022 Private Placement was reduced to $0.95 per share.

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

May 2023 Warrants

In the Company’s May 2023 Private Placement, warrants to purchase up to 3,684,210 shares of Common Stock were issued (“May 2023 Warrants”). The fair value of the May 2023 Warrants was determined utilizing a Black Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.78, exercise price of $0.95, term of five years, volatility of 165.0%, risk-free rate of 3.8%, and dividend rate of 0.0%). The grant date fair value of the May 2023 Warrants was estimated to be $1.6 million on May 24, 2023, and is reflected within additional paid-in capital.

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

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

10. Stock-Based Compensation

In 2022, the Company adopted the Bright Green Corporation 2022 Omnibus Equity Compensation Plan, which allows for various types of stock-based awards. These awards can be in the form of stock options (including non-qualified and incentive stock options), stock appreciation rights (“SARs”), restricted shares, performance shares, deferred stock, restricted stock units (“RSUs”), dividend equivalents, bonus shares, or other types of stock-based awards.

As of September 30, 2024 and 2023, there were 8,626,612 and 625,000, respectively, of awards granted under the Plan. The awards consisted of 2,288,403 shares of stock options and 6,338,209 shares of RSUs as of September 30, 2024 and 625,000 shares of stock options and 625,000 shares of RSUs as of September 30, 2023.

The Company’s stock-based compensation costs for the nine months ended September 30, 2024 and 2023 were $1,028,357 and $2,945,903 respectively, with the costs allocated to general and administrative expenses. Stock options accounted for $73,749 and $nil and RSUs accounted for $412,688 and $nil of the total stock-based compensation costs for the nine months ended September 30, 2024 and 2023, respectively.

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

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

10.	Stock-Based Compensation (continued)

During the nine months ended September 30, 2024, the Company’s stock option activity was as follows:

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

During the nine months ended September 30, 2023, there were 625,000 shares of stock options issued to the Company’s Chief Executive Officer on September 20, 2023, which were subsequently canceled and replaced as of March 31, 2024 by mutual agreement between the Company and the Chief Executive Officer.

The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Stock Options Outstanding & Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Life
	Stock Options	Exercise Price	(Years)
Outstanding as at December 31, 2023	2,425,000	$0.3353	9.90
Granted	488,403	0.3276	9.90
Exercised	-	-
Expired/Canceled	(625,000)	0.3353
Outstanding as at September 30, 2024	2,288,403	$0.3337	9.50
Exercisable as at September 30, 2024	2,166,302	$0.3340	9.60

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

During the nine months ended September 30, 2024, the Company’s restricted stock unit activity was as follows:

-	On March 7, 2024, the Company granted 600,000 shares of time-based RSUs, which vest in equal monthly installments over a period of one year beginning March 7, 2024, to the Chief Financial Officer of the Company;

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

10.	Stock-Based Compensation (continued)

-	On March 31, 2024, 625,000 shares of RSUs granted to the Chief Executive Officer of the Company in September 2023 were canceled by mutual agreement and replaced with 5,500,000 RSUs, which consisted of both time-based and performance-based RSUs. The Company granted 500,000 RSUs that vested on March 31, 2024, 3,000,000 RSUs that vest ratably over a period of twenty-four months beginning April 2, 2024, and the remaining 2,000,000 RSUs that vest upon the achievement of certain milestones;

-	On May 23, 2024, the Company granted 238,209 shares of time-based RSUs to a Director of the Company, which vest 2/10ths upon issuance and the remaining in equal increments on the last day of each month for the next eight months, with full vesting on December 31, 2024; and

-	On July 15, 2024, the Company’s Chief Executive Officer redeemed 1,000,000 vested RSUs for 1,000,000 shares of common stock.

During the nine months ended September 30, 2023, there were 625,000 RSUs issued to the Company’s Chief Executive Officer on September 20, 2023, which were subsequently canceled and replaced with 5,500,000 RSUs as of March 31, 2024 by mutual agreement between the Company and Chief Executive Officer.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2024:

	Nonvested RSUs
		Weighted Average
	Number of	Fair Value
	RSUs	(Grant Date)
Balance, December 31, 2023	625,000	$0.3848
Granted	6,338,209	0.2397
Vested	(1,756,198)	0.1310
Forfeited/Canceled	(625,000)	0.3848
Balance, September 30, 2024	4,582,011	$0.2814

11. Related Party Transactions

Other than the transactions disclosed elsewhere in the condensed consolidated financial statements, the following are the other significant related party transactions and balances:

Included in common stock issued for services during the nine months ended September 30, 2024, were 4,957,500 shares of common stock issued to the former Executive Chairman of the Company for services rendered, unpaid cash remuneration, and bonus compensation (Note 9).

Included in stock-based awards granted during the nine months ended September 30, 2024, were 5,500,000 shares of RSUs granted to the Chief Executive Officer of the Company. On March 31, 2024, 625,000 shares of RSUs that were granted in September 2023 were canceled by mutual agreement between the Company and the Chief Executive Officer (Note 10).

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

11.	Related Party Transactions (continued)

Included in stock-based awards granted during the nine months ended September 30, 2024, were 600,000 shares of RSUs granted to the Chief Financial Officer of the Company (Note 10).

Included in stock-based awards granted during the nine months ended September 30, 2024, were 238,209 shares of RSUs granted to a Director of the Company (Note 10).

Included in stock-based awards granted during the nine months ended September 30, 2024, were 488,403 shares of stock options granted to two Directors of the Company and to the Company’s Chairwoman and majority shareholder (Note 10).

At September 30, 2024 and December 31, 2023, $23,682 and $23,460, respectively, was due to a company majority owned by the Company’s former Chief Executive Officer. The amount is included in accounts payable in the condensed consolidated balance sheets.

At September 30, 2024 and December 31, 2023, $196,082 and $68,037, respectively, was due to a company wholly owned by the Company’s Chief Financial Officer, who also is a shareholder. The amount is included in accounts payable in the condensed consolidated balance sheets.

At September 30, 2024 and December 31, 2023, $299,864, and $66,667, respectively, was due to a company wholly owned by the Company’s Chief Executive Officer. The amount is included in accounts payable in the condensed consolidated balance sheets.

At September 30, 2024 and December 31, 2023, $400,000 and $400,000, respectively, was due to a firm that has one of its partners serving on the Company’s Board of Directors. The amount is included in accounts payable in the condensed consolidated balance sheets.

At September 30, 2024, $165,000 short-term note payable in the condensed consolidated balance sheets, was due to a Lender, whose company is owned and controlled by a member of the Company’s Board of Directors. The balance includes $15,000 of interest expense that was capitalized and included in construction in progress (Note 6). The note is personally guaranteed by the Company’s Chairwoman and majority shareholder and the principal and interest are payable on or before December 31, 2024.

At September 30, 2024, the outstanding balance on the related party line of credit of $640,315 in the condensed consolidated balance sheets, was due to a Lender, who is the Company’s Chairwoman and majority shareholder (Note 8).

BRIGHT GREEN CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Expressed in United States Dollars)

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

Bright Green Corporation v. John Fikany, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company filed a complaint for declaratory judgment against a consultant of the Bright Green Group of Companies, an entity unrelated to the Company, to determine if defendant is entitled to 5,000,000 shares of the Company’s common stock, based on a failure to fulfill agreed upon conditions precedent to earning such shares from the Company. Defendant counterclaimed and filed a third-party claim against a director of the Company, and her spouse, for claims including wrongful termination and breach of contract. The Company denies defendants allegations and has set forth arguments refuting defendant’s counterclaims and third-party claims. The case proceeded to trial on the declaratory judgment action, and the Court determined in late August 2024 that Bright Green Corporation was not entitled to cancel Defendant’s shares. The Company disagrees with the Court’s determination but has made arrangements to issue but not deliver the shares until the matter can be appealed. The jury trial on the counterclaim for breach of employment contract is set for February 2025.

Bright Green Corporation v. Jerry Capussi, State of New Mexico, County of Cibola, Thirteenth Judicial District. In this matter, the Company and defendant, a former consultant of Sunnyland Farms Inc., an entity unrelated to the Company, have each filed claims for declaratory judgment seeking to determine by court order whether defendant is entitled to (i) shares of common stock in the Company (amounting to no more than 108,000 shares) or (ii) fair market value of defendant’s equity ownership of Bright Green Grow Innovations, LLC, a predecessor company of Bright Green Corporation. The lawsuit is in early discovery stages, and the Company is preparing arguments for a summary judgment motion. There are no claims for specific monetary liability against either party. The case has not progressed significantly, and the Company is considering dismissing its claim.

13. Subsequent Events

The Company’s management has evaluated the subsequent events up to November 19, 2024, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855, and has determined that there are no material subsequent events to disclose.

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

Unlike state-licensed cannabis companies, which engage in commercial sales to consumers, and which businesses are legal under state law but not federal law, subject to the milestones and requirements set forth herein, we are authorized by the federal government to sell cannabis commercially for research and manufacturing purposes, export cannabis for international cannabis research purposes, and sell cannabis to DEA-registered pharmaceutical companies for the production of medical cannabis products and preparations. Our business activities under the DEA Manufacturing Registration are subject to applicable federal law and regulations and to our obligations under the MOA we entered into with the DEA. Our DEA Manufacturing Registration and our DEA Importer Registration were valid through July 31, 2024. On July 30, 2024, we received an extension letter from the DEA (the “DEA Extension Letter”), which allows us to operate while the DEA is processing our DEA Manufacturing Registration renewal application, pursuant to 21 CFR 1301.36(i). The extension includes the ability to handle controlled substances throughout the time that the renewal application is being processed. We received DEA Extension Letters for both the DEA Manufacturing Registration and for the DEA Importer Registration. For our cannabis business line, we plan to focus on the development of cannabis strains and sales of cannabis and hemp products with high contents of CBN (cannabinol) and CBG (cannabigerol).

In addition to research and pharmaceutical supply sales, Bright Green will be able to sell certain cannabinoids, such as CBN (cannabinol) and CBG (cannabigerol) as hemp isolates or extracts and plans to sell CBN and CBG hemp products to consumers where such products are fully legal under all applicable laws. On August 9, 2022, the DEA confirmed to BGC that cannabinoids, including, but not limited to CBN/CBG, which meet the definition of “hemp” by having a Delta-9-tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis, are outside of the DEA’s jurisdiction because they are not controlled under the CSA. Hemp and hemp products were made legal by the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”), which has been codified in 21 U.S.C. § 802(16)(B)(i), and 7 U.S.C. § 1639o. This hemp product business line will be in addition to our research and pharmaceutical cannabis activities conducted under the DEA Manufacturing Registration.

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

Key Factors Affecting Our Results of Operations and Future Performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the section titled “Risk Factors” of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2023, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and nine months ended September 30, 2024 and September 30, 2023.

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

Three and nine months ended September 30, 2024 compared to three and nine months ended September 30, 2023.

Revenue:

We are a start-up company and have not generated any revenues for the three and nine months ended September 30, 2024 and 2023. We do not anticipate earning revenue until such time that we are able to sell cannabis commercially for research and manufacturing purposes, export cannabis for international cannabis research purposes, and sell cannabis to DEA-registered pharmaceutical companies for the production of medical cannabis products and preparations. We can provide no assurance that we will generate sufficient revenues from our intended business operations to sustain a viable business operation.

Operating Expenses:

We incurred operating expenses in the amount of $1,111,924 for the three months ended September 30, 2024, as compared to $1,811,533 for the same period ended 2023. We incurred operating expenses in the amount of $4,513,678 for the nine months ended September 30, 2024, as compared to $7,410,662 for the same period ended 2023. Our operating expenses for the three and nine months ended September 30, 2024 and 2023 consisted entirely of general and administrative expenses and depreciation. The detail by major category within general and administrative expenses for the three and nine months ended September 30, 2024 and 2023 are reflected in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$-	$-	$-	$-
Expenses
General and administrative expenses
Professional fees	492,702	469,839	1,881,258	2,116,410
Stock-based compensation	163,318	673,253	1,028,357	2,945,903
Officer salaries	182,499	296,764	572,292	1,242,070
Other expenses	63,449	165,309	334,004	407,202
Licenses	11,441	1,055	117,320	6,630
Insurance	27,842	30,492	87,487	108,803
Property taxes	23,485	13,943	52,466	42,999
Travel	1,659	-	6,909	63,016
Total general and administrative expenses	966,395	1,650,655	4,080,093	6,933,033
Depreciation	145,529	160,878	433,585	477,629
Total operating expenses	1,111,924	1,811,533	4,513,678	7,410,662

Our general and administrative expenses decreased by $684,260 and $2,852,940, respectively, for the three and nine months ended September 30, 2024, compared to the same periods in 2023, largely due to decreased spending on officer salaries, stock-based compensation to executives, and professional fees.

We expect our general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Liquidity and Capital Resources

As of September 30, 2024, the Company had cash of $40,366 compared to $10,059 as of December 31, 2023. The increase of $30,307 in cash was primarily due to $880,000 received from the sales of common stock through the Company’s EB-5 Program, a $414,352 net draw on the related party line of credit, and $150,000 from a related party short-term note payable. This was partly offset by the use of funds for the construction in progress, costs associated with the Company’s SEC filings, and the utilization of funds from the related party short-term note payable to pay down the related party line of credit. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equities and draws on the line of credit provided by the Chairwoman of the Company. As of September 30, 2024, the Company had a total stockholders’ equity of $8,921,914 (December 31, 2023 - $10,964,945).

The Company is in its initial stages to start building facilities to grow, research, and distribute medical plants. The Company has incurred recurring losses from operations and, as of September 30, 2024, had an accumulated deficit of $50,700,777 (December 31, 2023 - $47,203,469) and a negative working capital of $6,990,799 (December 31, 2023 – $5,968,030).

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

Sources of Liquidity

Cash Flows

Operating Activities

	For the nine months ended
	September 30, 2024	September 30, 2023

Net cash used in operating activities	(971,078)	(2,473,439)

During the nine months ended September 30, 2024 and 2023, all cash used in operating activities was for general and administrative expenses.

Investing Activities

	For the nine months ended
	September 30, 2024	September 30, 2023

Net cash used in investing activities	(362,967)	(2,204,161)

During the nine months ended September 30, 2024 and 2023, all cash used in investing activities was for the construction of the greenhouse.

Financing Activities

	For the nine months ended
	September 30, 2024	September 30, 2023

Net cash provided by financing activities	1,364,352	4,384,750

During the nine months ended September 30, 2024, cash provided by financing activities were proceeds of $800,000 from the sales of common stock through the Company’s EB-5 Program, $150,000 from the related party short-term note payable, and $564,352 from draws on the related party line of credit. These proceeds were offset by a payment of $150,000 to the related party line of credit.

The Company has recorded the $800,000 received from the sales of common stock through the Company’s EB-5 Program as common stock payable. The sale is not yet complete, and the common stock will be issued upon receipt of the signed agreement, pursuant to the Company’s EB-5 Program.

During the nine months ended September 30, 2023, cash provided by financing activities were proceeds of $3,104,750 from the sales of units, $880,000 from the sales of common stock through the Company’s EB-5 Program, $210,000 from the exercise of warrants, and $200,000 from a draw on the related party line of credit. These proceeds were offset by a payment of $10,000 in issuance costs for the issuance of common stock and warrants, which were issued in a cashless conversion of the related party line of credit.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months and nine months ended September 30, 2024.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available or apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 3 “Summary of Significant Accounting Policies,” in the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024, no material changes were made to the Company’s significant accounting policies.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period ended September 30, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the risk factors described under the heading “Part I – Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. Aside from what follows, there have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the nine months ended September 30, 2024, the Company recorded $800,000 of common stock payable related to common stock to be issued upon receipt of signed agreement, to one accredited investor pursuant to the Company’s EB-5 program. The common stock payable for the EB-5 Program comprised 400,000 shares to be issued at a purchase price of $2.00 per share, for gross cash proceeds received of $880,000, including administrative fee income of $80,000. The Company has recorded the $800,000 received from the sales of common stock through the Company’s EB-5 Program as common stock payable. The sale is not yet complete, and the common stock will be issued upon receipt of the signed agreement, pursuant to the Company’s EB-5 Program.

During the nine months ended September 30, 2024, the Company issued the following:

-	2,537,500 shares of common stock for services rendered, at a fair value of $0.1760 per share, to the Company’s former Executive Chairman, in February 2024;

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock in instances where a restrictive legend was required.

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

BRIGHT GREEN CORPORATION

Date: November 19, 2024	By:	/s/ Gurvinder Singh
Gurvinder Singh
Chief Executive Officer

Date: November 19, 2024	By:	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer

